Form 10-Q
period 1996-06-30
CITFED BANCORP INC
filed 1996-08-13
CIK 872441

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ----- to -----


                         Commission file number 0-19611


                              CITFED BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                  31-1332674
(State of other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                             Identification No.)
ONE CITIZENS FEDERAL CENTRE, DAYTON, OHIO                        45402
(Address of principal executive offices)                      (Zip code)


                                (513)  223-4234
              (Registrant's telephone number, including area code)
                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X                   No
                           -----                    -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
Class of Common Stock                              July 31, 1996
- ---------------------                              --------------
     $ .01 par value                                 5,691,322


                              CITFED BANCORP, INC.

                                   FORM 10-Q

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.        Financial Information

      Item 1.             Financial Statements:

                          Consolidated Statements of Financial
                              Condition as of June 30, 1996 and
                              March 31, 1996                               1

                          Consolidated Statements of Operations
                              for the Three Months ended
                              June 30, 1996 and 1995                       2

                          Consolidated Statement of Stockholders'
                              Equity for the Three Months ended
                              June 30, 1996                                3

                          Consolidated Statements of Cash Flows
                              for the Three Months ended
                              June 30, 1996 and 1995                       4

                          Notes to Consolidated Financial
                              Statements                                   5


         Item 2.          Management's Discussion and Analysis of
                              Financial Conditions and Results of
                              Operations                                   7


PART II.       Other Information

         Item 1.          Legal Proceedings                               16

         Item 5.          Other Information                               16

         Item 6.          Exhibits and Reports on Form 8-K                16

               Signatures                                                 17

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        JUNE 30, 1996 AND MARCH 31, 1996
                             (Dollars in thousands)


Part 1.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS                                                                JUNE 30,                MARCH 31,
                                                                                                1996                     1996
                                                                                          ---------------          ----------------
                                                                                              (unaudited)
                                  ASSETS

CASH AND DEMAND DEPOSITS                                                                      $    16,680             $    23,047
Interest-bearing time deposits and cash equivalents                                                33,371                  29,677
                                                                                              -----------             -----------

  TOTAL CASH AND EQUIVALENTS                                                                       50,051                  52,724
Investment securities held to maturity                                                            223,185                 188,743
Mortgage-backed securities available for sale                                                     684,060                 655,679
Loans (less allowance for loan losses of $16,713 and $16,330
  at June 30, 1996 and March 31, 1996, respectively)                                            1,487,828               1,445,844
Loans held for sale                                                                                44,796                  75,656
Accrued interest receivable:
  Investment securities                                                                             3,535                   2,479
  Loans                                                                                             9,165                   8,929
  Mortgage-backed securities                                                                        3,798                   3,578
Real estate held for sale, net                                                                      6,166                   5,862
Federal Home Loan Bank stock, at cost                                                              35,602                  31,908
Office properties and equipment, net                                                               19,481                  20,039
Cost in excess of fair value of net assets acquired                                                22,494                  23,219
Other assets                                                                                       70,845                  83,226
                                                                                              -----------             -----------
  TOTAL                                                                                       $ 2,661,006             $ 2,597,886
                                                                                              ===========             ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                                      $ 1,626,646             $ 1,649,265
Advances from Federal Home Loan Bank                                                              688,818                 602,504
Other borrowings                                                                                  145,508                 145,557
Other liabilities                                                                                  24,763                  26,451
                                                                                              -----------             -----------
  TOTAL LIABILITIES                                                                             2,485,735               2,423,777
STOCKHOLDERS' EQUITY:
Serial Preferred Stock,($.01 par value),
  Authorized 5,000,000 shares; none outstanding
Common Stock($.01 par value),
  Authorized 10,000,000 shares; 5,691,322 outstanding                                                  57                      57
Additional paid-in capital                                                                         54,747                  54,718
Retained earnings-substantially restricted                                                        128,382                 123,743
Unearned ESOP shares                                                                                 (632)                   (632)
Net unrealized loss on securities available for sale                                               (6,926)                 (3,402)
Unearned compensation - restricted stock awards                                                      (357)                   (375)
                                                                                              -----------              -----------
  TOTAL STOCKHOLDERS' EQUITY                                                                      175,271                 174,109
                                                                                              -----------             -----------
  TOTAL                                                                                       $ 2,661,006             $ 2,597,886
                                                                                              ===========             ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1996 and 1995 (Dollars in thousands, except for per share data)

                                                                           Three Months Ended
                                                                                June 30,
                                                                        -------------------------
                                                                           1996           1995
                                                                        ----------     ----------
                                                                                        (unaudited)
INTEREST INCOME:
  Loans                                                                   $29,535         $27,719
  Mortgage-backed securities                                               10,666           8,600
  Investments                                                               3,410           2,972
  Other                                                                       608             495
                                                                         --------        --------
   TOTAL INTEREST INCOME                                                   44,219          39,786
                                                                         --------        --------

INTEREST EXPENSE:
  Deposits                                                                 18,037          17,848
  Borrowings                                                               10,362           8,505
                                                                         --------       ---------
   TOTAL INTEREST EXPENSE                                                  28,399          26,353
                                                                         --------        --------

NET INTEREST INCOME                                                        15,820          13,433
Provision for loan losses                                                     450             300
                                                                         --------        --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        15,370          13,133
                                                                         --------        --------
NON-INTEREST INCOME:
  Servicing Fees and Charges:
    Consumer banking                                                        2,836           2,119
    Trust                                                                     901             600
    Mortgage banking operations, net                                        2,412           1,811
  Gain(loss) on sale of earning assets:
    Mortgage servicing rights                                                               1,602
    Investments                                                                                 1
    Loans and mortgage-backed securities                                                       24
    Land held for development                                                 (80)            (17)
  Gain(loss) on sales:
    Office properties and equipment                                            36
  Provision for losses on real estate held for sale                            (9)            (10)
  Other                                                                       507             210
                                                                         --------        --------
   TOTAL NON-INTEREST INCOME                                                6,603           6,340
                                                                         --------        --------

NON-INTEREST EXPENSES:
  Salaries and benefits                                                     6,451           6,001
  Occupancy and equipment                                                   3,208           3,230
  Amortization of cost in excess of fair value of
    net assets acquired                                                       725             752
  FSLIC/FDIC premiums and OTS assessments                                   1,005             916
  Marketing and advertising                                                   472             443
  Franchise Tax                                                               397             431
  Other                                                                     2,468           2,427
                                                                         --------        --------
   TOTAL NON-INTEREST EXPENSES                                             14,726          14,200
                                                                         --------        --------

INCOME BEFORE INCOME TAXES                                                  7,247           5,273
Income tax provision                                                        2,210           1,590
                                                                         --------        --------
NET INCOME                                                                 $5,037          $3,683
                                                                         ========        ========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE                              $.85            $.63
                                                                            =====           =====

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For The Three Months Ended June 30, 1996
                             (Dollars in thousands)




                                                     ADDITIONAL                    NET REALIZED            OTHER           TOTAL
                            OUTSTANDING     COMMON    PAID-IN      RETAINED  (LOSS)GAIN ON SECURITIES      EQUITY      STOCKHOLDERS'
(unaudited)                   SHARES        STOCK     CAPITAL      EARNINGS     AVAILABLE FOR SALE       ADJUSTMENTS       EQUITY
                            -----------     ------   ----------    --------  ------------------------    -----------   -------------
BALANCE, MARCH 31, 1996      5,685,567       $57     $54,718       $123,743            ($3,402)            ($1,007)       $174,109

Net Income                                                            5,037                                                  5,037

Dividends Paid                                                         (398)                                                  (398)
Change in net unrealized
   (Loss) Gain on securities
   Available for sale                                                                   (3,524)                             (3,524)
Stock options exercised          7,277                    11                                                                    11
Shares retired                  (2,022)
Restricted Stock awards:
     Compensation                                                                                               36              36
     Issuance                      500                    18                                                   (18)
                             ---------       ---     -------       --------           --------              -------       --------
BALANCE, JUNE 30, 1996       5,691,322       $57     $54,747       $128,382            ($6,926)              ($989)       $175,271
                             =========       ===     =======       ========           ========              ======        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CITFED BANCORP, INC. AND SUBIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended June 30, 1996 and 1995
                             (Dollars in thousands)

                                                                           Three Months Ended
                                                                                June 30,
                                                                           ------------------
                                                                        1996               1995
                                                                      --------           --------
                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $    5,037         $    3,683
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                           898                945
    Amortization of intangibles                                             467              2,644
    Amortization of deferred loan fees                                     (262)              (394)
    (Increase) decrease in loans held for sale                           29,843            (23,657)
    FHLB stock dividends                                                   (561)              (431)
    Gain on sale of earning assets                                        1,094               (282)
  Provision for loan and REO losses                                         459                310
  ESOP and RRP                                                               36                107
  Increase in accrued interest receivable                                (1,510)            (1,356)
  (Increase) decrease in other assets                                    14,358             (3,667)
  Increase (decrease) in other liabilities, net                             205             (1,329)
                                                                      ---------         ----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                50,064            (23,427)
                                                                      ---------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
    Purchased                                                           (43,688)           (10,533)
    Matured/principal collected                                           9,249             12,001
  Mortgage-backed securities held to maturity:
    Principal collected                                                                      6,245
  Mortgage-backed securities available for sale:
    Purchased                                                           (62,229)            (9,701)
    Principal collected                                                  28,249              4,285
  Loans held for investment:
    Originated                                                         (125,875)           (45,799)
    Principal collected                                                  82,903             40,555
    Gain on sale of mortgage servicing rights                                                1,602
  Purchased and originated mortgage servicing rights                     (1,763)            (1,822)
  Purchases of FHLB stock                                                (3,133)            (4,457)
  Proceeds from real estate sold                                            462                171
  Real estate acquired for development and sale                             (52)               (76)
  Office properties and equipment                                          (119)              (478)
                                                                      ---------         ----------
      NET CASH USED IN INVESTING ACTIVITIES                            (115,996)            (8,007)
                                                                      ---------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                  (22,619)            50,570
  FHLB advances:
    Borrowings                                                          297,000            384,000
    Payments                                                           (210,686)          (402,590)
Payments on other borrowings                                                (49)               (18)
  Common stock issuances (purchases)                                         11                 22
  Cash dividends paid                                                      (398)              (419)
                                                                      ---------         ----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                63,259             31,565
                                                                      ---------         ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          (2,673)               131
Cash and equivalents, beginning of year                                  52,724             72,660
                                                                      ---------         ----------
CASH AND EQUIVALENTS, END OF YEAR                                     $  50,051         $   72,791
                                                                      =========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                       $  26,249         $   22,741
                                                                      =========         ==========
  Income taxes paid                                                   $       0        ($    1,100)
                                                                      =========        ===========
SUPPLEMENTAL OF NON-CASH INVESTING ACTIVITIES:
  Transfer of loans to foreclosed real estate                         $     803        $       414
                                                                      =========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              CITFED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Months June 30, 1996 and 1995
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         The foregoing consolidated financial statements as of June 30, 1996 and for the three months ended June 30, 1996 and 1995 are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of CitFed Bancorp, Inc. (the "Corporation"), its subsidiary, Citizens Federal Bank, F.S.B. (the "Bank" or "Citizens Federal") and the Bank's subsidiaries.

2.       COMMITMENTS AND CONTINGENCIES

         At June 30, 1996, the Bank had outstanding commitments to originate and purchase loans aggregating approximately $65.5 million. The commitments extend over varying periods of time with the majority being disbursed within thirty days. Loan commitments with interest rates established with the borrower amounted to $15.6 million; the remainder are at floating rates. The Bank had outstanding mandatory and optional forward commitments to sell loans and mortgage-backed securities of $68.0 million at June 30, 1996.

         The Corporation and its subsidiaries are defendants in certain lawsuits arising in the ordinary course of business. Management, after review with its legal counsel, is of the opinion that the resolution of these legal matters will not have a material adverse effect on the Corporation's financial position.

3.       NET INCOME BY SUBSIDIARY

         CitFed Bancorp has four subsidiaries:

         Citizens Federal Bank, F.S.B.   CitFed Mortgage Corporation of America
         (federal savings bank)          (mortgage banking)

         CitFed Investment Group         Dayton Financial Services Corporation
         (mutual fund and insurance      (residential land development)
          sales)

                 Earnings:

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                   1996               1995
                                                                 --------            --------
                                                                        (In thousands)
    Citizens Federal Bank                                         $4,707             $3,097
    CitFed Mortgage                                                  736              1,000
    CitFed Investment Group                                           97                 17
    Dayton Financial                                                 (58)               (35)
    CitFed Bancorp (including consolidating entries)                (445)              (396)
                                                                  ------             ------
         NET INCOME                                               $5,037             $3,683
                                                                  ======             ======

4.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings per common and common equivalent share for the three months ended June 30, 1996 and 1995 are divided by the weighted average number of common shares and common share equivalents outstanding during the period (5,903,794 for the three months ended June 30, 1996 and 5,840,060 for the three months ended June 30, 1995). Stock options are considered common share equivalents.

5.       DIVIDEND

         The Corporation declared on July 26, 1996 its quarterly dividend of $0.08 per share payable August 30, 1996 to stockholders of record on August 15, 1996. The total amount of the dividend will be approximately $455,000.

6.       ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

         Effective April 1, 1996, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage
Servicing Rights" ("SFAS 122").   SFAS 122 requires that a mortgage banking
enterprise recognize, as separate assets, rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan. A mortgage banking enterprise that sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans sold or securitized to the mortgage servicing rights ("MSR's") and the loans based on their relative fair values. Additionally, SFAS 122 requires that MSR's be periodically assessed for impairment and reported on the Consolidated Statement of Financial Condition at the lower of cost or fair value. As a result of adopting SFAS 122, the Corporation capitalized $1.6 million of MSR's from its retail lending operations.

         The fair value of capitalized MSR's is calculated, on a disaggregated basis, by discounting estimated expected future cash flows using a discount rate commensurate with the risk involved. In using this valuation method, the Bank used assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The Bank conducts its periodic impairment analyses using a disaggregated method, based on the underlying loans' interest rates and loan type. There was no valuation allowance recorded at June 30, 1996.

7.       ACCOUNTING FOR STOCK-BASED COMPENSATION

         On April 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 establishes optional financial accounting standards and additional disclosure requirements for stock-based employee compensation plans. The Corporation is retaining its current accounting method for its stock-based employee compensation plans, and as such, its adoption has had no material impact on the Corporation's financial condition or results of its operations.

8. ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         On April 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement did not have a material impact on the financial condition or results of operations of the Corporation.

9.       RECLASSIFICATIONS

         Certain amounts for prior periods have been reclassified for comparative purposes to conform with the current year's presentation.


Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

         CitFed Bancorp, Inc., a Delaware corporation, was organized on January 25, 1991 for the purpose of acquiring all of the outstanding capital stock of Citizens Federal Bank, F.S.B. (the "Bank" or "Citizens Federal") which was issued on January 29, 1992. Citizens Federal is a federally-chartered stock savings bank headquartered in Dayton, Ohio. The Bank has 33 offices in a six county area that comprises the greater Dayton area. In addition, through the Bank's wholly owned subsidiary, CitFed Mortgage Corporation of America ("CitFed Mortgage"), it operates 11 mortgage loan origination offices in Dayton, Columbus and Cincinnati, Ohio; Kentucky, Virginia and North Carolina.



RESULTS OF OPERATIONS

         Citizens Federal's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Bank's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Bank's non-interest income, including fee income, gains or losses on the sale of interest-earning assets and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         Net Income:   Net income for the three month period ended June 30,
1996 was $5.0 million as compared to $3.7 million for the three month period ended June 30, 1995, resulting in an increase of $1.3 million, or 36.8%.

         Interest Income:   Total interest income increased by 11.1% from $39.8
million for the first quarter of fiscal 1996 to $44.2 million for the first quarter of fiscal 1997. Of this increase, $7.3 million resulted from a $271.4 million increase in the average balance of interest-earning assets, primarily loans receivable and mortgage-backed securities. The offsetting $2.9 million decrease resulted from a 10 basis point decrease in the weighted average yield on interest-earning assets.

         Management decided, throughout fiscal 1996 and fiscal 1997, to grow the Bank's assets by increasing its permanent portfolio of loans held for investment. As a result, the average balance of loans increased $100.8 million. In addition, purchases throughout the year caused the average balance of mortgage-backed securities and investment securities to increase $140.0 million and $33.1 million, respectively.

         Interest Expense:   Total interest expense increased by 7.8% from
$26.4 million for the first quarter of fiscal 1996 to $28.4 million for the first quarter of fiscal 1997. Of this increase, $9.5 million was the result of an increase in the average balance of interest-bearing liabilities of $255.2 million. The offsetting $7.5 million decrease related to a 19 basis point decrease in the cost of funds.

         The Bank's average deposits increased by $31.5 million for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 primarily due to $35.1 million increase in retail certificates of deposits. In addition, FHLB advances and securities sold under agreements to repurchase increased $191.1 million and $32.6 million, respectively. These increases were necessary to fund the asset growth planned by management.

         Rate/Volume Analysis.   The following table presents the dollar amount
of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and (ii) changes in volume (i.e., changes in volume multiplied by old rate). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to rate and the change due to volume.

RATE/VOLUME ANALYSIS

                                                                       Three Months Ended June 30,
                                                                             1996 vs 1995
                                                                       Increase (Decrease) Due To
                                                       Volume                    Rate                Total
                                                       ------                    ----                -----
                                                                          (Dollars in thousands)
Interest-Earning Assets:
   Loans receivable                                     $ 2,963                $ (1,141)            $ 1,822
   Mortgage-backed securities                             3,415                  (1,355)              2,060
   Investment securities                                  1,055                    (617)                438
   Other                                                   (133)                    246                 113
                                                        -------                --------             -------

       Total interest-earning assets                    $ 7,300                $ (2,867)            $ 4,433
                                                        =======                ========             =======

Interest-Bearing Liabilities:
  Deposits:
     NOW accounts                                       $    22                $     24             $    46
     Savings deposits                                       (17)                    (76)                (93)
     Money Market deposits                                 (195)                     72                (123)
     Certificates of deposit                              1,278                    (919)                359
  FHLB advances                                           6,967                  (5,302)              1,665
  Securities sold under agreements
     to repurchase                                        1,466                  (1,290)                176
  Other borrowings                                          (11)                     27                  16
                                                        -------                --------             -------
       Total interest-bearing liabilities               $ 9,510                $ (7,464)            $ 2,046
                                                        =======                ========             -------
Net interest income                                                                                 $ 2,387
                                                                                                    =======

         Net Interest Margin.   The following table presents, for the periods
indicated, the total dollar amount of interest income earned on average interest-earning assets, as well as the interest expense paid on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. No tax equivalent adjustments have been made. All average balances are daily average balances.

         The ratio of average interest-earning assets to average interest bearing liabilities increased to 102.3% at June 30, 1996, as compared to 101.8% at June 30, 1995. Although the weighted average interest rate declined for both interest-earning assets and interest-bearing liabilities, the decline was greater for interest-bearing liabilities resulting in an increased interest spread. In addition, the average outstanding balance of interest-earning assets increased $271.4 million compared to an increase of $255.2 million of interest-bearing liabilities.

                                                                    Three months ended June 30,
                                                          1996                                1995
                                           -----------------------------------------------------------------------
                                           Average      Interest    Yield/      Average       Interest   Yield/
                                           Outstanding  Earned/     Weighted    Outstanding   Earned/    Weighted
                                           Balance      Paid        Rate        Balance       Paid       Rate
                                           -------      ----        ----        -------       ----       ----
                                                                    (Dollars in thousands)
Interest-Earning Assets:
    Loans receivable (1)                 $1,502,215     $29,535     7.86%    $1, 401,372    $27,719         7.91%
    Mortgage-backed securities              658,557      10,666     6.48         518,574      8,600         6.64
    Investment securities                   208,700       3,410     6.54         175,638      2,972         6.77
    Other                                    56,079         608     4.34          58,595        495         3.38
                                         ----------     -------    -----     -----------    -------      -------

Total interest-earning assets            $2,425,551     $44,219     7.29%     $2,154,179    $39,786         7.39%
                                         ==========     =======   ======      ==========    =======       ======

Interest-Bearing Liabilities:
  Deposits:
    NOW account                         $   179,124   $     996     2.22%    $   175,260   $    950         2.17%
    Demand deposits                         128,598           0     0.00         117,143
                                                                                                  0         0.00
    Savings deposits                        213,819       1,313     2.46         216,510      1,406         2.60
    Money Market deposits                   131,983       1,091     3.31         148,137      1,214         3.28
    Certificates of deposit                 972,140      14,637     6.02         937,087     14,278         6.09
  FHLB advances                             604,757       8,207     5.43         413,661      6,542         6.33
  Securities sold under agreements
    to repurchase                           100,000       1,289     5.16          67,351      1,113         6.61
  Collateralized obligations
  Other borrowings                           41,209         866     8.41          41,290        850         8.23
                                         ----------     -------    -----     -----------    -------      -------

Total interest-bearing liabilities       $2,371,630     $28,399     4.79%     $2,116,439    $26,353         4.98%
                                         ==========     =======   ======      ==========    =======       ======

Net interest income; interest
    rate spread                                         $15,820     2.50%                   $13,433         2.41%
                                                        =======   ======                    =======       ======

Net interest margin (2)                                             2.61%                                   2.49%
                                                                    ====                                  ======

Average interest-earning assets to
    average interest-bearing liabilities     102.27%                              101.78%
                                             ======                               ======


(1) Average balances for loans receivable include average balances for non-accrual loans.
(2) Net interest margin is net interest income divided by average interest-earning assets.

       Allowance for Loan Losses.   The following table sets forth an analysis
of the Bank's allowance for loan losses at the dates indicated.

                                                                            Three Months Ended
                                                                                June 30,
                                                                         1996               1995
                                                                         ----               ----
                                                                          (Dollars in thousands)
Balance at beginning of period                                         $16,330                 $15,782
                                                                       -------                 -------
Charge-offs:
  Real estate
    1-4 Family                                                             (46)                    (22)
    Other                                                                   (5)                   (247)
  Consumer                                                                 (92)                    (21)
  Commercial business                                                      (15)                      0
                                                                       -------                 -------

  Total charge-offs                                                       (158)                   (290)
                                                                       -------                 -------

Recoveries:
  Real estate
    1-4 Family                                                              13                      22
    Other                                                                   50                      52
  Consumer                                                                  19                      14
  Commercial business                                                        9                      39
                                                                       -------                 -------

    Total recoveries                                                        91                     127
                                                                       -------                 -------
Net charge-offs                                                            (67)                   (163)

Transfer from REO (for adoption of FAS #114)                                                       110
Provisions                                                                 450                     300
                                                                       -------                 -------

Balance at end of period                                               $16,713                 $16,029
                                                                       =======                 =======

Ratio of net charge-offs during the period to
   average loans outstanding during the period                            0.00%                   0.00%
                                                                         =====                  ======

Ratio of allowance to non-performing loans
   at end of period.                                                     83.24%                 214.49%
                                                                        ======                 =======


         The Bank's provision for loan losses was $450,000 for the first quarter of fiscal 1997, compared to a provision of $300,000 for the first quarter of fiscal 1996. Both provisions reflect the Bank's continuing evaluation of its loan portfolio and the effect thereon from general economic conditions. Management's estimate of the adequacy of its general allowances for loan losses is based upon an analysis of the Bank's loan portfolio including such factors as prior loan loss experiences, economic conditions affecting the real estate market, regulatory considerations and other matters.

         Management believes that the relationship of the allowance to total loans and to non-performing loans is adequate based on all information currently available. See "Asset Quality."

         The ratio of allowance to non-performing loans decreased to 83.24% at June 30, 1996, compared to 214.49% for the same period one year ago primarily because of the increase in non-performing loans from $9.0 million to $20.1 million. This increase was the result of the Bank placing its 1% participation in a first mortgage loan on two office buildings in New York City amounting to $9.3 million into nonaccrual status during the December 1995 quarter. This was the result of the debtors filing for Chapter 11 bankruptcy protection. The Bank has a $2.5 million reserve recorded on this loan at June 30, 1996, and no additional reserves were considered necessary based on management's analysis of this loan.

         Non-Interest Income:   Non-interest income for the first quarter of
fiscal 1997 totalled $6.6 million as compared to $6.3 million for the first quarter of fiscal 1996, an increase of $263,000 or 4.1%.

         Consumer banking fees and charges increased 33.8% to $2.8 million for the quarter ended June 30, 1996, up from $2.1 million for the same period last year. The increase in fee income was primarily attributable to the increased number of transaction and savings accounts, which totaled approximately 165,000 accounts at June 30, 1996, compared to 144,000 accounts at June 30, 1995.

         Trust and investment services fee income for the first quarter of fiscal 1997 increased 50.2% to $901,000, compared to $600,000 for the first quarter of fiscal 1996. Administered trust assets were $418.0 million at June 30, 1996, compared with $393.4 million at June 30, 1995. The Bank formed CitFed Investment Group, a wholly-owned subsidiary, during the first quarter of fiscal 1996 to facilitate the sale of mutual funds and insurance products through the Bank's retail branches. Commission revenue from this new subsidiary was $341,000 for the first quarter of fiscal 1997, compared to only $118,000 for the first quarter of fiscal 1996.

         Income from mortgage banking operations increased by 33.2% in the first quarter to $2.4 million, up from $1.8 million for the same period a year ago. This increase was due primarily to $1.6 million of income recognized from the adoption of SFAS 122 during the period. Without the effects of SFAS 122, mortgage banking fee income would have declined by $985,000. This decline was primarily due to loan servicing fees which were $495,000 lower than the same period a year ago, as a result of lower servicing balances. In addition, secondary marketing losses were $700,000 higher than the same period a year ago.

         CitFed Mortgage maintains the flexibility to either sell servicing rights for current income and cash flow or retain servicing for future income. The decision to sell or retain servicing is based on current market conditions as well as CitFed Mortgage's financial objectives. To help offset lower origination revenues in the first quarter of fiscal 1996, CitFed Mortgage sold $135 million of mortgage loan servicing rights generating a gain of $1.6 million. During the first quarter of fiscal 1997 there were no servicing rights sold. Mortgage loan closings totaled $223.0 million for the three months ended June 30, 1996, compared to $186.3 million for the three months ended June 30, 1995, an increase of 19.7%.

         Non-Interest Expenses:   Non-interest expenses during the first
quarter of fiscal 1997 were $14.7 million as compared to $14.2 million for the first quarter of fiscal 1996, an increase of $526,000, or 3.7%.

         Salaries and benefits increased $450,000 over the prior year's first quarter. Included in this were increases in health care claim expenses of $130,000. Also, commission expense and related benefits for CitFed Investment Group increased $90,000 over the first quarter of fiscal 1996, which was the subsidiary's first quarter of operations. Commissioned sales for CitFed Investment Group increased 188.2% for first quarter fiscal 1997 as compared to the same period last year. The balance of the increase was primarily in salary expense from normal wage increases during the quarter.

         The Bank's premium for the Savings Association Insurance Fund ("SAIF") has increased $94,000 over first quarter fiscal 1996 primarily because of growth in average deposit balances of $32 million. See "Regulatory Developments".

         Income Tax Provision. The Bank's income tax provision rose slightly to 30.5% during the first quarter of fiscal 1997 as compared to 30.2% for the same period in fiscal 1996.


ASSET QUALITY

         Non-Performing Assets.   The table below sets forth the amounts and
categories of non-performing assets in the Bank's loan portfolio as of the dates indicated below.

                                                                      June 30,                 March 31,
                                                                        1996                     1996
                                                                        ----                     ----
                                                                            (Dollars in thousands)
Non-Performing Assets
  Non-accruing loans:
         One- to four-family                                           $ 6,531                 $ 4,595
         Multi-family and commercial real estate                        13,181                  12,760
         Consumer                                                          119                      38
         Commercial business                                               246                     303
                                                                       -------                 -------

                  Total                                                 20,077                  17,696
                                                                       -------                 -------

  Foreclosed assets:
         One- to four-family                                             1,263                     823
         Multi-family and commercial real estate                         3,428                   3,449
                                                                       -------                 -------
                  Total                                                  4,691                   4,272
                                                                       -------                 -------


  Total non-performing assets                                          $24,768                 $21,968
                                                                       =======                 =======

  Non-performing loans to total loans                                     1.35%                   1.21%
                                                                          ====                    ====

  Non-performing assets to total assets                                   0.93%                   0.85%
                                                                          ====                    ====

       The $2.8 million increase in non-performing assets from March 31, 1996 to June 30, 1996 was the result of several factors. Non-accruing one-to four-family mortgage loans increased $1.9 million during the period. Thirty-one loans totaling $3.1 million were placed in non-accrual status, five loans for $269,000 were transferred to foreclosed assets, six loans totaling $249,000 were returned to accruing status and six loans totaling $640,000 were paid off.

       Non-accruing multi-family and commercial real estate loans increased $421,000 for the first quarter in fiscal 1997. Two loans for $561,000 were added to non-accrual status and two loans totaling $140,000 were paid in full.

       Foreclosed assets increased $419,000 for the period. Seven residential properties totaling $803,000 (net of $71,000 in loss reserves) were added, and
two properties totaling $194,000 were sold.   Three commercial properties for
$198,000 were sold. The reserve for foreclosed assets decreased by $21,000 from net charge-off's of $30,000 offset by a provision of $9,000.

LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY--The Corporation conducts its business through its subsidiary, Citizens Federal and Citizens Federal's subsidiaries. The main source of funds for the Corporation is dividends from the Bank. The Bank meets the Office of Thrift Supervision ("OTS") regulatory capital requirements that would allow the Bank to declare and pay capital distributions to the Corporation. The Corporation is not subject to any OTS regulatory restrictions on the payment of dividends to its stockholders. The Board of Directors of the Corporation declared on July 26, 1996, a cash dividend on its common stock of eight cents ($0.08) per share, payable August 30, 1996 to stockholders of record on August 15, 1996.

The Bank's principal sources of funds include deposits, advances from the FHLB, reverse repurchase agreements, repayments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of loans, mortgage-backed and investment securities available for sale, funds provided by operations and capital invested by the Corporation. Investment maturities and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions, competition and the restructuring of the thrift industry. Management also considers the Corporation's interest sensitivity "gap" when considering alternative sources of funds. At June 30, 1996, the Corporation's one-year gap was a negative 14.75%.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. While the Bank's liquidity ratio varies from time to time, it has generally maintained liquid assets substantially in excess of the minimum requirement. The Bank's liquid asset ratio was 16.0% at June 30, 1996.

         Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) the projected amount of loans to be originated by CitFed Mortgage and held for re-sale, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and
(v) the objective of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If Citizens Federal requires funds beyond its ability to generate them internally, the Bank has additional borrowing capacity with the FHLB and collateral eligible for reverse repurchase agreements.

         The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 1996, the Bank had commitments to purchase from CitFed Mortgage loans totalling $36.4 million. CitFed Mortgage had commitments to fund loans of $65.5 million and to sell loans of $68.0 million.


CAPITAL--Savings institutions insured by the Federal Deposit Insurance Corporation ("FDIC") are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. The following table demonstrates the Bank's compliance with each of these requirements as of June 30, 1996:

                                                            Fully Phased-in
                                                           Requirement (1)

                                                   -------------------------------
(Dollars in thousands)                             Amount                  (2)%
                                                   -------------------------------
Tangible Capital:
    Bank's                                         $164,541                6.24%
    Requirement                                      39,569                1.50
                                                   --------                ----
    Excess                                         $124,972                4.74%
                                                   ========                ====

Core Capital:
    Bank's                                         $164,541                6.24%
    Requirement                                      79,138                3.00
                                                   --------                ----
    Excess                                         $ 85,403                3.24%
                                                   ========                ====

Risk-Based Capital:
    Bank's                                         $179,440
                                                                          14.53%
    Requirement                                      98,790                8.00
                                                   --------                ----
    Excess                                         $ 80,650                6.53%
                                                   ========                ====

(1) Entire investment in non-qualifying subsidiary is excluded for fully phased-in calculations.


(2) Tangible and core capital levels are shown as a percentage of total adjusted assets, risk-based capital levels are a percentage of risk-weighted assets.


A reconciliation of the Corporation's GAAP Capital is as follows:

(Dollars in thousands)                                                             June 30, 1996
                                                                                   -------------
Bank's stockholder's equity                                                           $182,163
Less additional capital contributed to
    Bank by the Corporation                                                            (22,000)
Plus holding company stockholders'
    equity not available for regulatory capital                                         15,108
                                                                                      --------
Stockholders' equity of the Corporation                                               $175,271
                                                                                      ========


         Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5.0%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10.0%. The Bank's ratios at June 30, 1996 were 6.24%, 13.30% and 14.53%, respectively. As a result, the Bank meets the capital requirements of a well capitalized institution.

         The Corporation's management believes that, under the current regulations, the Bank will continue to meet its capital requirements in the coming year. Further changes to the capital regulations are possible, however, which may affect Citizens Federal's financial position, or encourage a change in asset size or mix. In particular, an interest-rate risk component will be incorporated into the risk-based capital framework effective at a future date. Based on the Bank's interest-rate risk profile and the level of interest rates at June 30, 1996, as well as the Bank's level of risk-based capital, it appears that the amendment will not affect the Bank's compliance with its risk-based capital requirements.

Regulatory Developments

         Various Committees of Congress and various federal regulatory banking agencies, including the FDIC, are currently discussing changes to the federal deposit insurance system to narrow or eliminate the difference in financial characteristics between the Bank Insurance Fund ("BIF") and the SAIF. One of the proposals being discussed would, among other things, assess thrifts, such as the Bank, a one-time fee to bring the SAIF fund into parity with the BIF fund, In the event that such a proposal was to become law, the Bank would be required to record a one-time charge to pre-tax earnings of approximately $14,600,000 based on March 31, 1996 deposit balances and a fee of 90 basis points. Thereafter, the Bank's annual deposit insurance expense would be reduced for the foreseeable future by approximately 80% of 100% of current premiums. A premium reduction of this magnitude would represent annual pre-tax cost savings to the Bank of approximately $3.5 million based upon the actual 1996 deposit insurance premiums incurred by the Bank. If such a proposal is enacted and the Bank recognizes this one-time charge to its earnings during the quarter that the proposal is enacted, the Bank would remain well-capitalized for prompt corrective action purposes.

         Congress is also considering requiring all federal thrift institutions, such as Citizens Federal, to either convert to a national bank or a state-chartered depository institution by January 1, 1998. The OTS also would be abolished and its functions transferred among the other federal banking regulators. Other proposed legislation before Congress would require the recapture of a portion of Citizens Federal's tax bad debt reserve. As proposed, the recapture would occur over a six-year period and would begin with Citizens Federal's fiscal year ending March 30, 1997.

PART II.         OTHER INFORMATION

         Item 1.          Legal Proceedings

                 In August 1995, the Corporation filed suit against the United States Government for reneging on contracts with the Bank regarding the treatment of supervisory goodwill as capital. Although, the U. S. Supreme Court recently decided for the plaintiff in three pending supervisory goodwill cases involving other entities it is uncertain as to how this will affect the Corporation's claim.

         Item 5.     Other Information

         a) Press release dated July 26, 1996, announcing quarterly cash dividend attached hereto as Exhibit 99.1.

         b) Press release dated July 30, 1996, announcing first quarter earnings for fiscal year ending March 31, 1997, attached hereto as Exhibit 99.2.


         Item 6.       Exhibits and Reports on Form 8-K


         a)      Exhibit  -  Index

                 Exhibit Number            Description                  Page No.

                     11               Statement regarding computation      18
                                       of per share earnings

                     27               Financial Data Schedule              19

                     99.1             Annual Meeting News Release          20

                     99.2             Earnings Release                     21

         b) Report on Form 8-K - There were no reports on Form 8-K filed during the three months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CITFED BANCORP, INC.  (Registrant)



Date      August 13, 1996               By /s/ Jerry L. Kirby
     -----------------------------         ----------------------------------
                                        Jerry L. Kirby
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Duly Authorized Representative)




Date      August 13, 1996               By /s/ William M. Vichich
     -----------------------------         ----------------------------------
                                        William M. Vichich
                                        Executive Vice President
                                        Chief Operating Officer
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                EXHIBIT INDEX


Exhibit Number                    Description

     11                    Statement regarding computation
                            of per share earnings

     27                    Financial Data Schedule

   99.1                    Annual Meeting News Release

   99.2                    Earnings Release