Form 10-Q
period 1996-09-30
CITFED BANCORP INC
filed 1996-11-13
CIK 872441

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549
                                -----------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ----- to -----

                         Commission file number 0-19611


                              CITFED BANCORP, INC.
             (Exact name of registrant as specified in its charter)



                     DELAWARE                          31-1332674
       (State of other jurisdiction of incorporation  (I.R.S. Employer
                     or organization)                 Identification No.)

       ONE CITIZENS FEDERAL CENTRE, DAYTON, OHIO         45402
       (Address of principal executive offices)        (Zip code)


                                (937)  223-4234
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

                             YES  X   No
                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                           Outstanding at
   Class of Common Stock                   November 8, 1996
   ---------------------                   ----------------

      $.01 par value                          5,722,928

                              CITFED BANCORP, INC.

                                   FORM 10-Q

                                     INDEX



                                                                       Page No.
                                                                       --------
  PART I. Financial Information

       Item 1.     Financial Statements:

                   Consolidated Statements of Financial
                     Condition as of September 30, 1996
                     and March 31, 1996                                     1

                   Consolidated Statements of Operations
                     for the Three and Six Months ended
                     September 30, 1996 and 1995                            2

                   Consolidated Statement of Stockholders'
                     Equity for the Six Months ended
                     September 30, 1996                                     3

                   Consolidated Statements of Cash Flows
                     for the Six Months ended
                     September 30, 1996 and 1995                            4

                   Notes to Consolidated Financial
                     Statements                                             5


       Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                             7


  PART II. Other Information


       Item 4.     Submission of Matters to a Vote of Security Holders     19

       Item 5.     Other Information                                       20

       Item 6.     Exhibits and Reports on Form 8-K                        20

       Signatures                                                          21

       Exhibit Index                                                       22

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30, 1996 AND MARCH 31, 1996
                             (Dollars in thousands)


Part 1.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS                               SEPTEMBER 30,       MARCH 31,
                                                                 1996               1996
                                                              ------------        ---------
                                                               (unaudited)
                           ASSETS
                           ------
CASH AND DEMAND DEPOSITS                                        $   26,682       $   23,047
Interest-bearing time deposits and cash equivalents                 17,567           29,677
                                                                ----------       ----------

TOTAL CASH AND EQUIVALENTS                                          44,249           52,724
Investment securities held to maturity                             223,221          188,743
Mortgage-backed securities available for sale                      732,567          655,679
Loans (less allowance for loan losses of $17,811 and $16,330
 at September 30, 1996 and March 31, 1996, respectively)         1,546,361        1,445,844
Loans held for sale                                                 31,112           75,656
Accrued interest receivable:
 Investment securities                                               3,732            2,479
 Loans                                                               9,118            8,929
 Mortgage-backed securities                                          4,056            3,578
Real estate held for sale, net                                       6,739            5,862
Federal Home Loan Bank stock, at cost                               37,362           31,908
Office properties and equipment, net                                19,258           20,039
Cost in excess of fair value of net assets acquired                 21,769           23,219
Other assets                                                        68,073           83,226
                                                                ----------       ----------
  TOTAL                                                         $2,747,617       $2,597,886
                                                                ==========       ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

LIABILITIES:
Deposits                                                        $1,561,842       $1,649,265
Advances from Federal Home Loan Bank                               724,106          602,504
Other borrowings                                                   256,020          145,557
Other liabilities                                                   30,620           26,451
                                                                ----------       ----------
TOTAL LIABILITIES                                                2,572,588        2,423,777
STOCKHOLDERS' EQUITY:
Serial Preferred Stock, ($.01 par value),
 Authorized 5,000,000 shares; none outstanding
Common Stock ($.01 par value),
 Authorized 20,000,000 shares; 5,721,194 outstanding                    57               57
Additional paid-in capital                                          55,190           54,718
Retained earnings-substantially restricted                         126,041          123,743
Unearned ESOP shares                                                  (632)            (632)
Net unrealized loss on securities available for sale                (5,306)          (3,402)
Unearned compensation - restricted stock awards                       (321)            (375)
                                                                ----------       ----------
 TOTAL STOCKHOLDERS' EQUITY                                        175,029          174,109
                                                                ----------       ----------
 TOTAL                                                          $2,747,617       $2,597,886
                                                                ==========       ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 1996 and 1995
                 (DOLLARS IN THOUSANDS, except per share data)


                                                         Three Months Ended       Six Months Ended
                                                            September 30,            September 30,
                                                         --------------------     ------------------
                                                          1996       1995          1996     1995
                                                         ---------  ---------     --------  --------
INTEREST INCOME:                                                         (unaudited)
 Loans                                                    $30,632    $29,043       $60,167     $56,756
 Mortgage-backed securities                                12,510      8,442        23,176      17,048
 Investments                                                3,756      2,645         7,166       5,617
 Other                                                        661        881         1,269       1,376
                                                          -------    -------       -------     -------
  Total interest income                                    47,559     41,011        91,778      80,797
                                                          -------    -------       -------     -------

INTEREST EXPENSE:
 Deposits                                                  17,738     18,326        35,775      36,174
 Borrowings                                                12,958      8,606        23,320      17,111
                                                          -------    -------       -------     -------
  Total interest expense                                   30,696     26,932        59,095      53,285
                                                          -------    -------       -------     -------

NET INTEREST INCOME                                        16,863     14,079        32,683      27,512
Provision for loan losses                                   1,050        300         1,500         600
                                                          -------    -------       -------     -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        15,813     13,779        31,183      26,912
                                                          -------    -------       -------     -------

NON-INTEREST INCOME (LOSS):
 Servicing fees and charges:
  Consumer banking                                          3,300      2,359         6,136       4,490
  Trust                                                       865        635         1,766       1,235
  Mortgage loan origination & servicing, net                2,664      1,790         5,076       3,589
 Gain (loss) on sale of earning assets:
  Mortgage servicing rights                                     0      2,060             0       3,662
  Investments                                                   0         63             0          63
  Loans and mortgage-backed securities                          0         26             0          50
  Land held for development                                   (30)       (19)         (110)        (36)
 Gain (loss) on sale:
  Office properties and equipment                              (4)         1            32           1
 Provision for losses on real estate held for sale             (9)        (9)          (18)        (19)
 Other                                                        584        157         1,091         367
                                                          -------    -------       -------     -------
  Total non-interest income                                 7,370      7,063        13,973      13,402
                                                          -------    -------       -------     -------

NON-INTEREST EXPENSES:
 Salaries and benefits                                      6,800      5,946        13,251      11,947
 Occupancy and equipment                                    3,278      3,219         6,487       6,449
 Amortization of cost in excess of fair value of
  net assets acquired                                         725        723         1,450       1,475
 SAIF recapitalization charge                              10,293          0        10,293           0
 FDIC premiums and OTS assessments                          1,025      1,038         2,030       1,953
 Marketing and advertising                                    551        486         1,023         929
 Franchise Tax                                                396        435           793         866
 Other                                                      2,662      3,057         5,130       5,484
                                                          -------    -------       -------     -------
  Total non-interest expenses                              25,730     14,904        40,457      29,103
                                                          -------    -------       -------     -------

INCOME (LOSS) BEFORE INCOME TAXES                          (2,547)     5,938         4,699      11,211
Income tax provision (benefit)                               (661)     2,169         1,549       3,759
                                                          -------    -------       -------     -------
NET INCOME (LOSS)                                         $(1,886)   $ 3,769       $ 3,150     $ 7,452
                                                          =======    =======       =======     =======
EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES   $ (0.32)   $   .64       $   .53     $  1.27
                                                          ========   =======       =======     =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Six Months Ended September 30, 1996
                             (Dollars in thousands)








                                                            ADDITIONAL                         NET UNREALIZED          OTHER
                            OUTSTANDING    COMMON            PAID-IN        RETAINED     (LOSS) GAIN ON SECURITIES    EQUITY
(unaudited)                   SHARES       STOCK             CAPITAL        EARNINGS         AVAILABLE FOR SALE     ADJUSTMENTS
                            -----------   --------          ----------      --------     -------------------------  ------------
BALANCE, MARCH 31, 1996     5,685,567        $57              $54,718       $123,743              $(3,402)             $(1,007)

Net Income                                                                     3,150

Dividends Paid                                                                  (852)
Change in net unrealized
 (Loss) Gain on securities
 Available for sale                                                                                (1,904)
Stock options exercised        37,149                             454
Shares retired                 (2,022)
ESOP compensation                                                                                                           72
Restricted Stock awards:
  Compensation                    500                              18                                                      (18)
                            ---------        ---              -------       --------              -------              -------
BALANCE,  SEPT. 30, 1996    5,721,194        $57              $55,190       $126,041              $(5,306)             $  (953)
                            =========        ===              =======       ========              =======              =======

                                      TOTAL
                                  STOCKHOLDERS'
(unaudited)                          EQUITY
                                -----------------
BALANCE, MARCH 31, 1996             $174,109

Net Income                             3,150

Dividends Paid                          (852)
Change in net unrealized
 (Loss) Gain on securities
  Available for sale                  (1,904)
Stock options exercised                  454
Shares retired
ESOP compensation                         72
Restricted Stock awards:
  Compensation                             0
                                    --------

BALANCE,  SEPT. 30, 1996            $175,029
                                    ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 1996 and 1995
                             (Dollars in thousands)


                                                          Six Months Ended
                                                            September 30,
                                                        ----------------------
(Unaudited)                                              1996           1995
                                                         ----           ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   3,151    $   7,452
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                             1,439        1,895
   Amortization of intangibles                               1,320        5,874
   Amortization of deferred loan fees                         (352)        (655)
   (Increase) decrease in loans held for sale               42,880      (18,837)
   FHLB stock dividends                                       (561)        (962)
   (Gain) loss on sale of earning assets                     1,742         (429)
  Provision for loan and REO losses                          1,518          619
  ESOP and RRP                                                  62          107
  Increase in accrued interest receivable                   (1,920)      (1,832)
  (Increase) decrease in other assets                       18,257       (1,778)
  Increase (decrease) in other liabilities, net              5,195       (2,296)
                                                         ---------    ---------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     72,731      (10,842)
                                                         ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities:
   Purchased                                               (55,730)     (38,207)
   Matured/principal collected                              21,247       32,008
  Mortgage-backed securities held to maturity:
   Principal collected                                                   16,177
  Mortgage-backed securities available for sale:
   Purchased                                              (139,018)      (9,701)
   Sold                                                                   1,939
   Principal collected                                      59,247       13,822
  Loans held for investment:
   Originated                                             (260,253)    (202,247)
   Principal collected                                     156,605      102,756
   Gain on sale of mortgage servicing rights                              3,662
  Purchased and originated mortgage servicing rights        (3,060)      (4,012)
  Purchases/Redemptions of FHLB stock                       (4,892)       2,184
  Proceeds from real estate sold                             1,105          859
  Real estate acquired for development and sale                (95)        (242)
  Office properties and equipment, net                        (605)      (1,051)
                                                         ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES                $(225,449)     (82,053)
                                                         ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                     (87,423)      24,662
  FHLB advances:
   Borrowings                                              749,200      755,500
   Payments                                               (627,598)    (711,703)
  Other borrowings                                         112,726       96,744
   Payments                                                 (2,263)     (96,933)
  Common stock issuances                                       454          152
  Cash dividends paid                                         (853)        (709)
                                                         ---------    ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              144,243       67,713
                                                         ---------    ---------
 NET DECREASE IN CASH AND EQUIVALENTS                       (8,475)     (25,182)
 Cash and equivalents, beginning of year                    52,724       72,660
                                                         ---------    ---------
 CASH AND EQUIVALENTS, END OF YEAR                       $  44,249    $  47,478
                                                         =========    =========
 SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $  58,059    $  50,706
                                                         =========    =========
  Income taxes paid (received)                           $   3,950        ($626)
                                                         =========    =========
 SUPPLEMENTAL OF NON-CASH INVESTING ACTIVITIES:
  Transfer of loans to foreclosed real estate            $   2,016    $   1,806
                                                         =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              CITFED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Six Months Ended September 30, 1996 and 1995
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The foregoing consolidated financial statements as of September 30, 1996 and 1995, and for the three and six months ended September 30, 1996 and 1995 are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of CitFed Bancorp, Inc. (the "Corporation"), its subsidiary, Citizens Federal Bank, F.S.B. (the "Bank" or "Citizens Federal") and the Bank's subsidiaries.

2.   COMMITMENTS AND CONTINGENCIES

     At September 30, 1996, the Bank had outstanding commitments to originate and purchase loans aggregating approximately $56.6 million. The commitments extend over varying periods of time with the majority being disbursed within thirty days. Loan commitments with interest rates established with the borrower amounted to $45.1 million; the remainder are at floating rates. The Bank had outstanding mandatory and optional forward commitments to sell loans and mortgage-backed securities of $54.5 million at September 30, 1996.

     The Corporation and its subsidiaries are defendants in certain lawsuits arising in the ordinary course of business. Management, after review with its legal counsel, is of the opinion that the resolution of these legal matters will not have a material adverse effect on the Corporation's financial position or results of operations.

3.   SUBSIDIARY OPERATIONS

     CitFed Bancorp has four subsidiaries:

     Citizens Federal Bank, F.S.B.                   CitFed Mortgage Corporation of America
     (federal savings bank)                          (mortgage banking)

     C. F. Property Management Company               Dayton Financial Services Corporation
     (which does business as CitFed Investment       (residential land development)
     Group) (mutual fund and insurance sales)


            Earnings (losses):                    THREE MONTHS ENDED     SIX MONTHS ENDED
            (In thousands)                              SEPT. 30,            SEPT. 30
                                                       ------------         ----------
                                                   1996        1995      1996       1995
                                                   ----        ----      ----       ----
Citizens Federal Bank                               $(2,222)    $3,352    $2,485    $ 6,430
CitFed Mortgage                                         752      1,343     1,488      2,344
CitFed Investment Group                                  78        (11)      175          6
Dayton Financial                                        (45)       (44)     (103)       (61)
CitFed Bancorp (including consolidating entries)       (450)      (871)     (895)    (1,267)
                                                    -------     ------    ------    -------
     NET INCOME (LOSS)                              $(1,887)    $3,769    $3,150    $ 7,452
                                                    =======     ======    ======    =======

4.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share for the three and six months ended September 30, 1996 and 1995 are divided by the weighted average number of common shares and common share equivalents outstanding during the period. Average common and common stock equivalents outstanding for the three month period ended September 30, 1996 and 1995 were 5,921,949 and 5,876,633, respectively. Average common and common stock equivalents outstanding for the six month period ended September 30, 1996 and 1995 were 5,911,255 and 5,875,864, respectively. Stock options are considered common share equivalents.

5.   DIVIDEND

     The Board of Directors declared on October 18, 1996, a 50% stock dividend, which will have the effect of a 3-for-2 stock split payable November 29, 1996, to stockholders of record on November 15, 1996. The Corporation also declared on October 18, 1996, a post-split quarterly dividend of $0.08 per share payable December 2, 1996 to stockholders of record on November 15, 1996. The total amount of the dividend will be approximately $686,750.

6.   ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

     Effective April 1, 1996, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage
Servicing Rights" ("SFAS 122").   SFAS 122 requires that a mortgage banking
enterprise recognize, as separate assets, rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan. A mortgage banking enterprise that sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans sold or securitized to the mortgage servicing rights ("MSR's") and the loans based on their relative fair values. Additionally, SFAS 122 requires that MSR's be periodically assessed for impairment and reported on the Consolidated Statement of Financial Condition at the lower of cost or fair value. As a result of adopting SFAS 122, the Corporation capitalized $2.7 million of MSR's from its retail lending operations.

     The fair value of capitalized MSR's is calculated, on a disaggregated basis, by discounting estimated expected future cash flows using a discount rate commensurate with the risk involved. In using this valuation method, the Bank used assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The Bank conducts its periodic impairment analyses using a disaggregated method, based on the underlying loans' interest rates and loan type. There was no valuation allowance recorded at September 30, 1996.

7.   ACCOUNTING FOR STOCK-BASED COMPENSATION

     On April 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes optional financial accounting standards and additional disclosure requirements for stock-based employee compensation plans. The Corporation is retaining its current accounting method for its stock-based employee compensation plans, and as such, its adoption of SFAS 123 has had no material impact on the Corporation's financial condition or results of its operations.

8. ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

     On April 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement did not have a material impact on the financial condition or results of operations of the Corporation.

9.   RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified for comparative purposes to conform with the current year's presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Corporation is a Delaware corporation organized on January 25, 1991 for the purpose of acquiring all of the outstanding capital stock of Citizens Federal which was issued on January 29, 1992. Citizens Federal is a federally-chartered stock savings bank headquartered in Dayton, Ohio. The Bank has 33 offices in a seven county area that comprises the greater Dayton area. In addition, through the Bank's wholly owned subsidiary, CitFed Mortgage Corporation of America (the "CitFed Mortgage"), it operates thirteen mortgage loan origination offices in Dayton, Columbus and Cincinnati, Ohio; Indiana, Kentucky, Virginia and North Carolina.

FORWARD-LOOKING STATEMENT

     When used in this Quarterly Report on Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

     Citizens Federal's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Bank's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Bank's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

     Net Income:   For the three months ended September 30, 1996, the
Corporation incurred a net loss of $1.9 million compared to net income of $3.8 million for the three months ended September 30, 1995. The current quarter's loss was attributable to a one-time charge of $7.2 million (net of tax) for the recapitalization of the Savings Association Insurance Fund ("SAIF") resulting from legislation enacted on September 30, 1996. (See "Regulatory
Developments")   Net income without the SAIF recapitalization for the three month period ended September 30, 1996 would have been $5.3 million as compared to $3.8 million for the three month period ended September 30, 1995, resulting in an increase of $1.5 million, or 41.1%.

     Net income for the six months ended September 30, 1996 was $3.2 million compared to $7.5 million for the same period a year ago. Without the SAIF recapitalization charge, net income for the six months ended September 30, 1996 would have been $10.4 million, or a 39.0% increase over the same period in fiscal 1996.

     Interest Income:   Total interest income increased $6.5 million, or 16.0%
from $41.0 million for the second quarter of fiscal 1996 to $47.6 million for the second quarter of fiscal 1997. Of this increase, $9.7 million resulted from an increase of $397.3 million in the average balance of interest-earning assets, primarily loans receivable and mortgage-backed securities. The offsetting $3.2 million decrease resulted from a 14 basis point decrease in the weighted average yield on interest-earning assets.

     Total interest income increased $11.0 million, or 13.6% from $80.8 million for the six months ended September 30, 1995, to $91.8 million for the six months ended September 30, 1996. Of this increase, $13.3 million resulted from a $334.7 million increase in the average balance of interest-earning assets. The offsetting $2.3 million decrease resulted from a 12 basis point decrease in the average yield on interest-earning assets.

     Management decided, throughout fiscal 1996 and 1997, to grow the Bank's assets by increasing its permanent portfolio of consumer and one- to four-family loans held for investment. As a result, the average balance of loans increased $108.8 million from September 1995 to September 1996. In addition, purchases during this same period have resulted in an increase in the average balance of mortgage-backed securities and investment securities of $238.2 million and $52.4 million, respectively.


     Interest Expense:   Total interest expense increased $3.8 million, or
14.0% from $26.9 million for the second quarter of fiscal 1996 to $30.7 million for the second quarter of fiscal 1997. Of this increase, $10.3 million was the result of an increase of $365.2 million in the average balance of interest-bearing liabilities. The offsetting $6.5 million decrease related to a 13 basis point decrease in the cost of funds.

     Total interest expense increased $5.8 million, or 10.9% from $53.3 million for the six months ended September 30, 1995, to $59.1 million for the six months ended September 30, 1996. Of this increase $12.5 million was the result of a $310.6 million increase in the average balance of interest-bearing liabilities. The offsetting $6.7 million related to a 16 basis point decrease in the cost of funds.

     The Bank's average deposits decreased $14.2 million for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 primarily due to a $23.3 million decrease in demand and money market deposits partially offset by a $6.7 million increase in retail certificates of deposit. In addition, FHLB advances and securities sold under agreements to repurchase increased $271.3 million and $108.3 million, respectively. These increases were necessary to fund the asset growth planned by management and to fund the reduction in deposits.


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


RATE/VOLUME ANALYSIS
     (In Thousands)                                3 Months Ended Sept. 30,
                                       |---------------- 1996 vs 1995 ---------------------|
                                                                              Total
                                       Increase(Decrease) Due to              Increase


                                       Volume              Rate                (Decrease)
                                       ------              ----                ---------
Interest-Earning Assets:
  Loans receivable                        $ 4,899              $(3,310)            $1,589
  Mortgage-backed securities                4,017                   51              4,068
  Investment securities                       849                  262              1,111
  Other                                       (29)                (191)              (220)
                                          -------              -------             ------

  Total interest-earning assets           $ 9,736              $(3,188)            $6,548
                                          =======              =======             ------

Interest-Bearing Liabilities:
 Deposits:
  NOW Accounts                                136                 (329)              (193)
  Savings Deposits                             (7)                (231)              (238)
  Money Market Deposits                      (111)                  24                (87)
  Certificates of Deposits                    480                 (550)               (70)
 FHLB advances                              6,497               (3,304)             3,193
 Securities sold under agreement
   to repurchase                            3,290               (2,174)             1,116
 Other Borrowings                             (14)                  57                 43
                                          -------              -------             ------
   Total interest-bearing liabilities     $10,271              $(6,507)             3,764
                                          =======              =======             ------
 Net interest income                                                               $2,784
                                                                                   ======

RATE/VOLUME ANALYSIS
     (In Thousands)                              6 Months Ended Sept. 30,
                                       |---------------- 1996 vs 1995 ---------------------|
                                                                               Total
                                       Increase(Decrease) Due to               Increase


                                          Volume              Rate                (Decrease)
                                          ------              ----                ----------
Interest-Earning Assets:
  Loans receivable                       $ 5,344               $(1,933)            $ 3,411
  Mortgage-backed securities               6,581                  (453)              6,128
  Investment securities                    1,405                   144               1,549
  Other                                      (51)                  (56)               (107)
                                         -------               -------             -------

  Total interest-earning assets          $13,279               $(2,298)            $10,981
                                         =======               =======             -------

Interest-Bearing Liabilities:
 Deposits:
  NOW Accounts                               120                  (286)               (166)
  Savings Deposits                           (28)                 (336)               (364)
  Money Market Deposits                     (228)                  (14)               (242)
  Certificates of Deposits                 1,044                  (671)                373
 FHLB advances                             8,718                (3,774)              4,944
 Securities sold under agreement
   to repurchase                           2,925                (1,633)              1,292
 Other Borrowings                             (4)                  (23)                (27)
                                         -------               -------             -------
   Total interest-bearing liabilities    $12,547               $(6,737)              5,810
                                         =======               =======             -------
 Net interest income                                                               $ 5,171
                                                                                   =======


     Net Interest Margin.   The following table presents, for the periods
indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, and the resultant rates and the net interest margin. No tax equivalent adjustments have been made. All average balances are daily average balances.

     The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.2% for the six months ended September 30, 1996, as compared to 101.4% for the same period last year. Although the weighted average interest rate declined for both interest-earning assets and interest-bearing liabilities, the decline was greater for interest-bearing liabilities resulting in an increased interest spread.

                                                           Three months ended September 30,
                                                        1996                                1995
                                        ----------------------------------  -------------------------------
                                        Average      Interest  Yield/       Average      Interest  Yield/
                                        Outstanding  Earned/   Weighted     Outstanding  Earned/   Weighted
                                        Balance      Paid      Rate         Balance      Paid      Rate
                                        -----------  --------  -----------  -----------  --------  --------
                                                               (Dollars in thousands)
Interest-Earning Assets:
  Loans receivable (1)                  $1,540,967   $ 30,632    7.95%       $1,432,189   $29,043    8.11%
  Mortgage-backed securities               741,206     12,510    6.75           502,977     8,442    6.71
  Investment securities                    227,262      3,756    6.61           174,836     2,645    6.05
  Other                                     59,412        661    4.45            61,503       881    5.73
                                        ----------   --------  ------        ----------   -------  ------
Total interest-earning assets           $2,568,847   $ 47,559    7.41%       $2,171,505   $41,011    7.55%
                                        ==========   --------  ------        ==========   -------  ------

Interest-Bearing Liabilities:
 Deposits:
  NOW account                             $175,660   $    858    1.95%       $  172,198   $ 1,051    2.44%
  Demand deposits                          112,529          0    0.00           125,199         0    0.00
  Savings deposits                         211,369      1,308    2.48           212,367     1,546    2.91
  Money Market deposits                    131,543      1,111    3.38           142,214     1,198    3.37
  Certificates of deposit                  955,160     14,461    6.06           948,485    14,531    6.13
 FHLB advances                             711,268      9,738    5.48           439,986     6,545    5.95
 Securities sold under agreements
  to repurchase                            175,613      2,363    5.38            67,351     1,247    7.41
 Other borrowings                           41,167        857    8.33            41,274       814    7.89
                                        ----------   --------  ------        ----------   -------  ------
Total interest-bearing liabilities      $2,514,309     30,696    4.88%       $2,149,074    26,932    5.01%
                                        ==========   --------  ------        ==========   -------  ------
Net interest income; interest
  rate spread                                        $ 16,863    2.53%                    $14,079    2.54%
                                                     ========  ======                     =======  ======
Net interest margin (2)                                          2.63%                               2.59%
                                                                =====                               =====
Average interest-earning assets to
  average interest-bearing liabilities  102.17%                             101.04%
                                        ======                              ======




                                                     Six months ended September 30,
                                                        1996                                1995
                                       --------------------------------     -------------------------------
Interest-Earning Assets:
  Loans receivable (1)                  $1,521,698    $60,167    7.91%       $1,416,781   $56,756    8.01%
  Mortgage-backed securities               700,107     23,176    6.62           510,775    17,048    6.68
  Investment securities                    218,032      7,166    6.57           175,237     5,617    6.41
  Other                                     57,754      1,269    4.39            60,049     1,376    4.58
                                        ----------    -------   -----        -----------  -------   -----
Total interest-earning assets           $2,497,591    $91,778    7.35%       $2,162,842   $80,797    7.47%
                                        ==========    -------  ------       ===========   -------  ------

Interest-Bearing Liabilities:
 Deposits:
  NOW account                           $  177,341    $ 1,854    2.09%       $  173,405   $ 2,020    2.33%
  Demand deposits                          121,577          0    0.00           122,350         0    0.00
  Savings deposits                         212,095      2,621    2.47           214,131     2,985    2.79
  Money Market deposits                    131,671      2,202    3.34           145,291     2,444    3.36
  Certificates of deposit                  963,171     29,098    6.04           942,124    28,725    6.10
 FHLB advances                             658,304     17,945    5.45           426,823    13,001    6.09
 Securities sold under agreements
  to repurchase                            138,013      3,652    5.29            67,351     2,360    7.01
 Other borrowings                           41,188      1,723    8.37            41,282     1,750    8.48
                                        ----------    -------  ------        ----------   -------  ------
Total interest-bearing liabilities      $2,443,360     59,095    4.84%       $2,132,757    53,285    5.00%
                                        ==========    -------  ------        ==========   -------  ------
Net interest income; interest
  rate spread                                         $32,683    2.51%                    $27,512    2.47%
                                                      =======   =====                     =======   =====
Net interest margin (2)                                          2.62%                               2.54%
                                                               ======                              ======
Average interest-earning assets to
  average interest-bearing liabilities  102.22%                             101.41%
                                        ======                              ======

(1) Average balances for loans receivable include average balances for non-accrual loans.

(2) Net interest margin is net interest income divided by average interest-earning assets.

     Provision for Loan Losses.   The Bank's provision for loan losses was $1.5
million for the six months ended September 30, 1996, compared to a provision of $600,000 for the six months ended September 30, 1995. Both provisions reflect the Bank's continuing evaluation of its loan portfolio, the growth of the portfolio, and the effect thereon from general economic conditions. Management's estimate of the adequacy of its general allowances for loan losses is based upon an analysis of the Bank's loan portfolio including such factors as prior loan loss experiences, economic conditions affecting the real estate market, regulatory considerations and other matters.

     The following table sets forth an analysis of the Bank's allowance for loan losses at the dates indicated.

                                                              Six Months Ended
                                                                September 30,
                                                             1996         1995
                                                          ---------    ---------
                                                          (Dollars in thousands)

Balance at beginning of period                              $16,330      $15,782
                                                            -------      -------
Charge-offs:
  One-to four-family real estate                               (125)         (44)
  Other real estate                                              (6)        (975)
  Consumer                                                     (167)         (22)
  Commercial business                                           (20)           0
                                                            -------      -------

     Total charge-offs                                         (318)      (1,041)
                                                            -------      -------

Recoveries:
  One-to four-family real estate                                 38           47
  Other real estate                                             201           83
  Consumer                                                       40           28
  Commercial business                                            20           53
                                                            -------      -------

        Total recoveries                                        299          211
                                                            -------      -------

Net recoveries (charge-offs)                                    (19)        (830)

Transfer from REO (for adoption of FAS #114)                      0          110
Provisions                                                    1,500          600
                                                            -------      -------

Balance at end of period                                    $17,811      $15,662
                                                            =======      =======

Ratio of net recoveries (charge-offs)  during the period
 to average loans outstanding during the period               (0.00%)      (0.06%)
                                                            =======      =======

Ratio of allowance to non-performing loans
 at end of period.                                            90.09%      159.69%
                                                            =======      =======



     Management believes that the relationship of the allowance to total loans and to non-performing loans is adequate based on all information currently available. See "Asset Quality."

     The ratio of the allowance to non-performing loans decreased to 90.09% at September 30, 1996, compared to 159.69% for the same period one year ago primarily because of the increase in non-performing loans from $9.8 million to $19.8 million. This increase was the result of the Bank placing its 1% participation in a first mortgage loan on two office buildings in New York City amounting to $9.3 million on non-accrual status during the December 1995 quarter. This was the result of the debtors filing for Chapter 11 bankruptcy protection. The Bank has a $2.5 million reserve recorded on this loan at September 30, 1996, and no additional reserves were considered necessary based on management's analysis of this loan.

     Non-Interest Income:   Non-interest income for the three months ended
September 30, 1996, totaled $7.4 million as compared to $7.1 million for the same period a year ago, an increase of $307,000, or 4.3%. Non-interest income for the six months ended September 30, 1996, totaled $14.0 million as compared to $13.4 million for the same period a year ago, an increase of $571,000, or 4.3%.

     Consumer banking fees and charges increased 39.9% to $3.3 million for the three months ended September 30, 1996, up from $2.4 million for the same period last year. This increase continued to reflect the benefits of increases in the number of checking accounts and fees associated with these accounts and increased fees associated with consumer and commercial loan activities. Consumer banking fees and charges increased 36.7% to $6.1 million for the six months ended September 30, 1996, up from $4.5 million for the same period last year.

     Trust and investment services fee income for the second quarter of fiscal 1997 increased 36.2% to $865,000 compared to $635,000 for the second quarter of fiscal 1996. Administered trust assets were $412.2 million at September 30, 1996, compared with $396.5 million at September 30, 1995. CitFed Investment Group initiated a new program during the first quarter of fiscal 1996 to facilitate the sale of mutual funds and insurance products through the Bank's retail branches. Commission revenue from CitFed Investment Group was $312,000 for the second quarter of fiscal 1997, compared to $163,000 for the second quarter of fiscal 1996. Trust and investment service fee income for the six months ended September 30, 1996, increased 43.0% to $1.8 million from $1.2 million for the same period a year ago.

     Income from mortgage banking operations increased by 48.8% in the second quarter of fiscal 1997 to $2.7 million, up from $1.8 million for the same period a year ago. This increase was due primarily to $1.1 million of income recognized from the adoption of SFAS 122 during the period. See Note 6 of the Notes to Consolidated Financial Statements under Item 1 of this Part I.
Without the effects of SFAS 122, mortgage banking fee income would have declined by $231,000. This decline was primarily due to secondary marketing losses which were $570,000 higher in the second quarter of fiscal 1997 compared to the same period a year ago. Income from mortgage banking operations increased by 41.4% for the six months ended September 30, 1996, to $5.1 million, as compared to $3.6 million for the same period last year.

     CitFed Mortgage maintains the flexibility to either sell servicing rights for current income and cash flow or retain servicing for future income. The decision to sell or retain servicing is based on current market conditions, as well as, CitFed Mortgage's financial objectives. To help offset lower origination revenues in the second quarter of fiscal 1996, CitFed Mortgage sold $167.7 million of mortgage loan servicing rights generating a gain of $2.1 million. During the second quarter of fiscal 1997 there were no servicing rights sold. Mortgage loan closings totaled $164.3 million for the three months ended September 30, 1996, compared to $184.1 million for the three months ended September 30, 1995, a decrease of 10.7%.

     Non-Interest Expenses:   Non-interest expenses for the three months ended
September 30, 1996 were $25.7 million, which includes the one-time SAIF recapitalization charge of $10.3 million. Without the SAIF recapitalization charge, non-interest expenses were $15.4 million for the three months ended September 30, 1996, compared to $14.9 million for the same period a year ago, an increase of $533,000, or 3.6%. See "Regulatory Development" herein.

     Non-interest expenses for the six months ended September 30, 1996 were $30.2 million without the SAIF recapitalization charge, compared to $29.1 million for the six months ended September 30, 1995, an increase of $1.1 million, or 3.6%.

     Salaries and benefits increased $854,000 over the prior year's second quarter from normal wage increases during the quarter and the opening of Williamsburg, Virginia and Indianapolis, Indiana mortgage origination offices. Salaries and benefits increased by $1.3 million to $13.3 million for the six months ended September 30, 1996, as compared to $11.9 million for the same period a year ago, a 10.9% increase.

     Income Tax Provision:   The Bank had a net income tax benefit for the
three months ended September 30, 1996, of 26.0% because of the one-time SAIF assessment incurred. Without the SAIF assessment, the effective tax rate was 31.3% for the second quarter of fiscal 1997 compared to 36.5% for the second quarter of fiscal 1996.

     For the six months ended September 30, 1996, the effective tax rate decreased to 33.0%, compared to 33.5% for the six months ended September 30, 1995.

ASSET QUALITY

     Non-Performing Assets.   The table below sets forth the amounts and
categories of non-performing assets in the Bank's loan portfolio as of the dates indicated below.


                                                         Sept. 30,    March 31,
                                                           1996         1996
                                                       ----------   ----------
                                                       (Dollars in thousands)
   Non-Performing Assets
       Non-accruing loans:
           One- to four-family                            $ 6,562      $ 4,595
           Multi-family and commercial real estate         12,967       12,760
           Consumer                                            44           38
           Commercial business                                197          303
                                                          -------      -------

             Total                                         19,770       17,696
                                                          -------      -------

       Foreclosed assets:
             One- to four-family                            2,524          823
             Multi-family and commercial real estate        2,709        3,449
                                                          -------      -------

               Total                                        5,233        4,272
                                                          -------      -------

       Total non-performing assets                        $25,003      $21,968
                                                          =======      =======

       Non-performing loans to total loans                 1.26%        1.21%
                                                           ====         ====

       Non-performing assets to total assets               0.91%        0.85%
                                                           ====         ====



     The $3.0 million increase in non-performing assets from March 31, 1996 to September 30, 1996, was the result of several factors. Non-accruing one-to four-family mortgage loans increased $2.0 million during the period. Sixty loans totaling $5.4 million were placed on non-accrual status, eight loans totaling $915,000 were transferred to foreclosed assets, twenty loans totaling $1.2 million were returned to accruing status and fourteen loans totaling $1.2 million were paid off.

     Non-accruing multi-family and commercial real estate loans increased
$207,000 for the period.   Five loans for $1.1 million were added to
non-accrual status and four loans totaling $858,000 were paid in full.

     Foreclosed assets increased $961,000 for the period. Fourteen residential properties totaling $2.0 million (net of $21,000 in loss reserves) were added, and four properties totaling $302,000 were sold. Seven commercial properties totaling $667,000 were sold. The reserve for foreclosed assets increased by $73,000 from net recoveries of $55,000 and a provision of $18,000.

LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY--The Corporation conducts its business through its subsidiary, Citizens Federal and Citizens Federal's subsidiaries. The main source of funds for the Corporation are dividends from the Bank. The Bank meets the OTS regulatory capital requirements that would allow the Bank to declare and pay capital distributions to the Corporation. The Corporation is not subject to any OTS regulatory restrictions on the payment of dividends to its stockholders. The Board of Directors of the Corporation declared on October 18, 1996, a three-for-two stock split in the form of a stock dividend and a cash dividend on its common stock of eight cents ($0.08) per share. The stock dividend will be paid on November 29, 1996 to stockholders of record on
November 15, 1996.   The cash dividend will be based upon the post-split shares and will be paid on December 2, 1996 to stockholders of record on November 15, 1996.

The Bank's principal sources of funds include deposits, advances from the FHLB, reverse repurchase agreements, repayments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of loans, mortgage-backed and investment securities available for sale, funds provided by operations and capital invested by the Corporation. Investment maturities and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions, competition and the restructuring of the thrift industry. Management also considers the Corporation's interest sensitivity "gap" when considering alternative sources of funds. At September 30, 1996, the Corporation's one-year gap was a negative 12.58%.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. While the Bank's liquidity ratio varies from time to time, it has generally maintained liquid assets substantially in excess of the minimum requirement. The Bank's liquid asset ratio was 15.36% at September 30, 1996.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) the projected amount of loans to be originated by the mortgage banking subsidiary and held for re-sale, (iii) expected deposit flows, (iv) yields available on interest-earning deposits, and (v) the objective of its asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits and other short-term government and agency obligations. If Citizens Federal requires funds beyond its ability to generate them internally, the Bank has additional borrowing capacity with the FHLB and collateral eligible for reverse repurchase agreements.

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1996, the Bank had commitments to purchase from CitFed Mortgage loans totaling $33.0 million. CitFed Mortgage had commitments to fund loans of $56.6 million and to sell loans of $54.5 million.

CAPITAL--Savings institutions insured by the Federal Deposit Insurance Corporation are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. The following table demonstrates the Bank's compliance with each of these requirements as of September 30, 1996:



                                            Fully Phased-in
                                            Requirement (1)
                                           ------------------
   (Dollars in thousands)                  Amount     %(2)
                                           ------------------
   Tangible Capital:
     Bank's                                $163,452  6.00%
     Requirement                             40,865  1.50
                                           --------  ----
     Excess                                $122,587  4.50%
                                           ========  ====

   Core Capital
     Bank's                                $163,452  6.00%
     Requirement                             81,730  3.00
                                           --------  ----
     Excess                                $ 81,722  3.00%
                                           ========  ====

   Risk-Based Capital:
     Bank's                                $179,004  13.91%
     Requirement                            102,937   8.00
                                           --------  -----
     Excess                                $ 76,067   5.91%
                                           ========  =====


(1) Entire investment in non-qualifying subsidiary is excluded for calculations.

(2) Tangible and core capital levels are shown as a percentage of total adjusted assets, risk-based capital levels are a percentage of risk-weighted assets.



A reconciliation of the Corporation's GAAP Capital is as follows:


         (Dollars in thousands)                         Sept. 30, 1996
                                                        --------------
         Bank's stockholder's equity                      $181,201
         Less additional capital contributed to
           Bank by the Corporation                         (22,000)
         Plus Corporation's stockholders'
           equity not available for regulatory capital      15,828
                                                          --------
         Stockholders' equity of the Corporation          $175,029
                                                          ========



     Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991, to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5.0%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10.0%. The Bank's ratios at September 30, 1996 were 6.00%, 12.68% and 13.91%, respectively. As a result, the Bank meets the capital requirements of a well capitalized institution.

REGULATORY DEVELOPMENTS

     On September 30, 1996, federal legislation was enacted that requires the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $10.3 million and has been accrued by the Company at September 30, 1996.

     As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

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


    Item 4.     Submission of Matters to a Vote of Security Holders

     a) The Annual Meeting of stockholders was held on July 26, 1996 and adjourned to and reconvened on September 20, 1996.

     b) The matters approved by stockholders at the annual meeting on July 26, 1996, and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:


        Election of the following Directors
          for a three-year term:                   For      Withheld
                                                 ---------  --------
                   Cheryl A. Craigie             4,963,510  355,810
                   Allen M. Hill                 5,112,338  206,982
                   Gilbert P. Williamson         5,108,817  210,503


     The approval and ratification of the amendment to CitFed's 1991 Stock Option and Incentive Plan to increase by 280,000 the number of shares reserved for issuance thereunder.


                   For                           4,096,127
                   Against                       1,136,901
                   Abstain                          71,363
                   Broker Non-votes                 14,929


     c) The matter approved by stockholders at the adjourned and reconvened annual meeting held on September 20, 1996 and the number of votes cast for, against or withheld (as well as abstentions and broker non-votes) as to each matter are set forth below:

        The approval and ratification of the amendment of Article Fourth of CitFed's Certificate of Incorporation to increase the total number of shares of common stock which the Corporation shall have authority to issue to twenty million shares.


                   For                           3,624,782
                   Against                       1,482,060
                   Abstain                          57,801
                   Broker Non-votes                154,677

   Item 5.       Other Information


           In connection with the Corporation's acquisition of PSB Holdings, Corporation ("PSB") during fiscal 1996, the Corporation filed a request with the Internal Revenue Service ("IRS") for a determination letter with respect to the tax qualified status of PSB's employee stock ownership plan ("ESOP") upon termination. In August, 1996, the Corporation received a determination letter from the IRS indicating that the PSB ESOP could be terminated, with shares distributed, without adversely affecting its qualifications for federal income tax purposes. As a result, the ESOP intends to pay off its obligation to the Corporation and distribute all remaining shares of stock to qualifying employees. The fair value of the shares released for distribution to participants (estimated to be approximately $1.4 million as of the filing of this form 10-Q) would be recorded as compensation expense upon distribution of such shares to participants. The actual amount recorded as compensation expense will be based upon the market price of the Corporation's stock at the date the ESOP obligation is extinguished.


   Item 6.       Exhibits and Reports on Form 8-K

    a) Exhibit  -  Index


       Exhibit Number        Description                    Page No.
       --------------        -----------                    --------

                 3(i)      Amended and Restated Certificate
                            of Incorporation

                 11        Statement regarding computation
                            of per share earnings

                 27        Financial Data Schedule

                 99.1      Employment Contracts

                 99.2      Supplemental Retirement Income
                            Plan Amendments



    b) Report on Form 8-K - There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CITFED BANCORP, INC.
                                                       (Registrant)

Date November 13, 1996                By            /s/ Jerry L. Kirby
     --------------------                  --------------------------------
                                             Jerry L. Kirby
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)



Date November 13, 1996                By            /s/ William M. Vichich
     --------------------                 ---------------------------------
                                             William M. Vichich
                                            Executive Vice President,
                                            Chief Operating Officer and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                                        Page 21

                                 EXHIBIT INDEX





           Exhibit Number        Description                 Page No.
           --------------        -----------                 --------
                 3(i)      Amended and Restated Certificate
                            of Incorporation

                 11        Statement regarding computation
                            of per share earnings

                 27        Financial Data Schedule

                 99.1      Employment Contracts

                 99.2      Supplemental Retirement Income
                            Plan Amendments