Form 10-Q
period 1996-12-31
CITFED BANCORP INC
filed 1997-02-12
CIK 872441

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549
                                _______________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                                -----    -----

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



                            YES   X            No
                                 ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
          Class of Common Stock                          January 31, 1997
          ---------------------                          ----------------

              $.01 par value                                 8,584,392

                              CITFED BANCORP, INC.

                                   FORM 10-Q

                                     INDEX

                                                                Page No.
                                                                --------
PART I.           Financial Information

             Item 1.      Financial Statements:

                          Consolidated Statements of Financial
                            Condition as of December 31, 1996
                            and March 31, 1996                     1

                          Consolidated Statements of Operations
                            for the Three and Nine Months ended
                            December 31, 1996 and 1995             2

                          Consolidated Statement of Stockholders'
                            Equity for the Nine Months ended
                            December 31, 1996 3

                          Consolidated Statements of Cash Flows
                           for the Nine Months ended
                           December 31, 1996 and 1995              4

                          Notes to Consolidated Financial
                           Statements                              5


             Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                              7


PART II.          Other Information

             Item 1.      Legal Proceedings                       19

             Item 6.      Exhibits and Reports on Form 8-K        19

             Signatures                                           20

             Exhibit 11

             Exhibit 27

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      DECEMBER 31, 1996 AND MARCH 31, 1996
                             (Dollars in thousands)

Part 1.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS                                    DECEMBER 31,      MARCH 31,
                                                                       1996            1996
                                                                   ------------    -----------
                                                                    (unaudited)
                                ASSETS
                                ------
CASH AND DEMAND DEPOSITS                                           $    36,189   $     23,047
Interest-bearing time deposits and cash equivalents                     22,924         29,677
                                                                   -----------   ------------
 TOTAL CASH AND EQUIVALENTS                                             59,113         52,724
Mortgage-backed securities available for sale                          817,849        655,679
Investment securities held to maturity                                 235,817        188,743
Loans held for sale                                                     36,319         75,656
Loans (less allowance for loan losses of $15,779 and $16,330
 at December 31, 1996 and March 31, 1996, respectively)              1,578,896      1,445,844
Accrued interest receivable:
 Mortgage-backed securities                                              4,440          3,578
 Investment securities                                                   3,562          2,479
 Loans                                                                   8,745          8,929
Real estate held for sale, net                                           9,081          5,862
Federal Home Loan Bank stock, at cost                                   40,808         31,908
Office properties and equipment, net                                    18,855         20,039
Cost in excess of fair value of net assets acquired                     21,044         23,219
Other assets                                                            83,631         83,226
                                                                   -----------   ------------
 TOTAL                                                             $ 2,918,160   $  2,597,886
                                                                   ===========   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

LIABILITIES:
Deposits                                                           $ 1,606,669   $  1,649,265
Advances from Federal Home Loan Bank                                   788,369        602,504
Other borrowings                                                       302,439        145,557
Other liabilities                                                       35,739         26,451
                                                                   -----------   ------------
TOTAL LIABILITIES                                                   2,733,216      2,423,777

STOCKHOLDERS' EQUITY:
Serial Preferred Stock, ($.01 par value),
 Authorized 5,000,000 shares; none outstanding
Common Stock ($.01 par value),
 Authorized 20,000,000 shares; 8,584,392 and 5,685,567 outstanding
   at December 31, 1996 and March 31, 1996, respectively                    86             57
Additional paid-in capital                                              56,205         54,718
Retained earnings-substantially restricted                             131,092        123,743
Unearned ESOP shares                                                         0           (632)
Net unrealized loss on securities available for sale                    (2,153)        (3,402)
Unearned compensation - restricted stock awards                           (286)          (375)
                                                                   -----------   ------------
 TOTAL STOCKHOLDERS' EQUITY                                            184,944        174,109
                                                                   -----------   ------------
 TOTAL                                                             $ 2,918,160   $  2,597,886
                                                                   ===========   ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 1996 and 1995
                 (Dollars in thousands, except per share data)


                                                    Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                       ------------          ------------
                                                      1996       1995       1996      1995
                                                   ---------  ---------  ---------  ----------
INTEREST INCOME:                                                 (unaudited)
 Loans                                              $31,364    $29,912     $91,531    $86,668
 Mortgage-backed securities                          12,795      8,132      35,971     25,180
 Investments                                          3,745      2,848      10,911      8,465
 Other                                                  813        556       2,082      1,932
                                                    -------    -------     -------    -------
  TOTAL INTEREST INCOME                              48,717     41,448     140,495    122,245
                                                    -------    -------     -------    -------

INTEREST EXPENSE:
 Deposits                                            17,498     18,434      53,273     54,608
 Borrowings                                          14,200      8,564      37,520     25,675
                                                    -------    -------     -------    -------
  TOTAL INTEREST EXPENSE                             31,698     26,998      90,793     80,283
                                                    -------    -------     -------    -------

NET INTEREST INCOME                                  17,019     14,450      49,702     41,962
Provision for loan losses                               900        300       2,400        900
                                                    -------    -------     -------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES  16,119     14,150      47,302     41,062
                                                    -------    -------     -------    -------

NON-INTEREST INCOME(LOSS):
 Servicing fees and charges:
  Consumer banking                                    3,494      2,568       9,630      7,058
  Trust                                                 805        694       2,571      1,929
  Mortgage loan origination & servicing, net          2,706      2,582       7,782      6,171
 Gain (loss) on sale of earning assets:
  Mortgage servicing rights                               0          0           0      3,662
  Investments                                             0          0           0         63
  Loans and mortgage-backed securities                    0          0           0         50
  Land held for development                             (93)       (57)       (203)       (93)
 Gain on sale:
  Office properties and equipment                         0         72          32         73
 Provision for losses on real estate held for sale     (169)        (9)       (187)       (28)

 Other                                                  743        167       1,834        534
                                                    -------    -------     -------    -------
  TOTAL NON-INTEREST INCOME                           7,486      6,017      21,459     19,419
                                                    -------    -------     -------    -------

NON-INTEREST EXPENSES:
 Salaries and benefits                                6,726      5,982      19,977     17,929
 Occupancy and equipment                              3,276      3,065       9,763      9,514
 Amortization of cost in excess of fair value of
 net assets acquired                                    725        723       2,175      2,198
 FDIC premiums and OTS assessments                    1,017      1,035      13,340      2,988
 Marketing and advertising                              224        510       1,247      1,439
 Franchise Tax                                          396        427       1,189      1,293
 Other                                                2,628      2,574       7,758      8,058
                                                    -------    -------     -------    -------
  TOTAL NON-INTEREST EXPENSES                        14,992     14,316      55,449     43,419
                                                    -------    -------     -------    -------

INCOME BEFORE INCOME TAXES                            8,613      5,851      13,312     17,062
Income tax provision                                  2,830      1,812       4,379      5,571
                                                    -------    -------     -------    -------
NET INCOME                                          $ 5,783    $ 4,039     $ 8,933    $11,491
                                                    =======    =======     =======    =======
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES  $  0.65    $  0.46     $  1.01    $  1.30
                                                    =======    =======     =======    =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Nine Months Ended December 31, 1996
                             (Dollars in thousands)




                                                    ADDITIONAL                  NET UNREALIZED          OTHER         TOTAL
                              OUTSTANDING  COMMON    PAID-IN    RETAINED   (LOSS)GAIN ON SECURITIES     EQUITY     STOCKHOLDERS'
(unaudited)                      SHARES     STOCK    CAPITAL    EARNINGS       AVAILABLE FOR SALE    ADJUSTMENTS      EQUITY
                              -----------  ------  -----------  ---------    ----------------------  -----------  -------------
BALANCE, MARCH 31, 1996        5,685,567    $57      $54,718     $123,743            ($3,402)          ($1,007)      $174,109

Stock Dividend                 2,842,783     29                       (29)

Net Income                                                          8,933                                               8,933

Dividends Paid                                                     (1,555)                                             (1,555)
Change in net unrealized
 (Loss) Gain on securities
 available for sale                                                                    1,249                            1,249
Stock options exercised           58,325                 478                                                              478
Shares retired                    (3,033)
Termination of ESOP                                      991                                               632          1,623
RRP compensation                                                                                           107            107
Restricted stock awards              750
Restricted  stock compensation                            18                                               (18)             0
                               ---------    ---      -------     --------             ------              ----       --------

BALANCE,  DEC.  31, 1996       8,584,392    $86      $56,205     $131,092            ($2,153)            ($286)      $184,944
                               =========    ===      =======     ========             ======              ====       ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1996 and 1995
                             (Dollars in thousands)

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                              -----------------
(Unaudited)                                                              1996                  1995
                                                                       --------              ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $   8,933            $    11,491
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                           2,003                  2,805
  Amortization of intangibles                                             2,266                  8,570
  Amortization of deferred loan fees                                       (393)                  (879)
  (Increase) decrease in loans held for sale                             37,304                (20,545)
  FHLB stock dividends                                                   (1,889)                (1,415)
  Loss on sale of earning assets                                          2,110                  3,751
 Provision for loan and REO losses                                        2,587                    928
 ESOP & RRP and other                                                        94                    107
 Increase in accrued interest receivable                                 (1,760)                (2,399)
 (Increase) decrease in other assets                                     16,599                (22,625)
 Increase (decrease) in other liabilities, net                            8,616                 (2,300)
                                                                      ---------            -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   76,470                (22,511)
                                                                      ---------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities:
  Purchased                                                             (80,741)               (54,212)
  Matured/principal collected                                            33,653                 44,409
Mortgage-backed securities available for sale:
  Purchased                                                            (244,708)               (68,219)
  Sold                                                                                           1,939
  Principal collected                                                    84,716                 49,338
 Loans held for investment:
  Originated                                                           (364,939)              (291,703)
  Principal collected                                                   225,009                169,989
 Purchased and originated mortgage servicing rights                     (17,223)                (4,112)
 Purchases/Redemptions of FHLB stock                                     (7,011)                (3,926)
 Proceeds from real estate sold                                           1,635                  3,804
 Real estate acquired for development and sale                             (246)                  (348)
 Office properties and equipment, net                                      (923)                (1,088)
                                                                      ---------            -----------
   NET CASH USED IN INVESTING ACTIVITIES                               (370,778)              (154,129)
                                                                      ---------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in deposits, net, excluding purchase of deposits   (42,596)                41,804
 FHLB advances:
  Borrowings                                                            968,200              1,336,500
  Payments                                                             (782,335)            (1,140,340)
 Other borrowings                                                       161,040                 99,798
 Other borrowing  payments                                               (4,158)              (167,356)
 Termination of ESOP                                                      1,623
 Common stock issuances                                                     478                   426
 Cash dividends paid                                                     (1,555)                (1,097)
                                                                      ---------            -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                            300,697                169,735
                                                                      ---------            -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           6,389                 (6,905)
Cash and equivalents, beginning of period                                52,724                 72,660
                                                                      ---------            -----------
CASH AND EQUIVALENTS, END OF PERIOD                                   $  59,113            $    65,755
                                                                      =========            ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                        $  86,680            $    78,416
                                                                      =========            ===========
 Income taxes paid (received)                                         $   4,450                ($3,724)
                                                                      =========            ===========
SUPPLEMENTAL OF NON-CASH INVESTING ACTIVITIES:
 Transfer of loans to foreclosed real estate                          $   4,998            $     2,243
                                                                      =========            ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              CITFED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months Ended December 31, 1996 and 1995
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The foregoing consolidated financial statements as of December 31, 1996 and 1995, and for the three and nine months ended December 31, 1996 and 1995 are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of CitFed Bancorp, Inc. (the "Corporation"), its subsidiary, Citizens Federal Bank, F.S.B. (the "Bank" or "Citizens Federal") and the Bank's subsidiaries.

2.   COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, the Bank had outstanding commitments to originate and purchase loans aggregating approximately $38.6 million. The commitments extend over varying periods of time with the majority being disbursed within thirty days. Loan commitments with interest rates established with the borrower amounted to $32.0 million; the remainder are at floating rates. The Bank had outstanding mandatory and optional forward commitments to sell loans and mortgage-backed securities of $51.3 million at December 31, 1996.

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

3.   SUBSIDIARY OPERATIONS

     CitFed Bancorp has four subsidiaries:

     Citizens Federal Bank, F.S.B.        CitFed Mortgage Corporation of America
     (federal savings bank)               (mortgage banking)

     C. F. Property Management Company    Dayton Financial Services Corporation
     (which does business as CitFed       (residential land development)
      Investment Group mutual fund and
      insurance sales)



           Earnings (losses):       THREE MONTHS ENDED         NINE MONTHS ENDED
             (In thousands)             DEC. 31,                   DEC. 31
                                    ------------------         -----------------
                                     1996       1995            1996       1995
                                    -----       ------         ------      -----
Citizens Federal Bank               $5,514      $4,190         $7,999   $10,620
CitFed Mortgage                        725         366          2,213     2,710
CitFed Investment Group                 52          (8)           227        (2)
Dayton Financial                       (57)        (51)          (160)     (112)
CitFed Bancorp (including
 consolidating entries)               (451)       (458)        (1,346)   (1,725)
                                    ------      ------         ------   -------
     NET INCOME                     $5,783      $4,039         $8,933   $11,491
                                    ======      ======         ======   =======

4.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share for the three and nine months ended December 31, 1996 and 1995 are divided by the weighted average number of common shares and common share equivalents outstanding during the period. Average common and common stock equivalents outstanding for the three month period ended December 31, 1996 and 1995 were 8,899,332 and 8,814,950, respectively. Average common and common stock equivalents outstanding for the nine month period ended December 31, 1996 and 1995 were 8,880,224 and 8,813,796, respectively. Stock options are considered common share equivalents.

5.   DIVIDEND

     On October 18, 1996, the Board of Directors approved a three-for-two stock split in the form of a stock dividend, which was distributed on November 29, 1996, to shareholders of record on November 15, 1996. Par value will remain at $0.01 per share. All references to the number of shares and per share amounts have been restated to reflect the effect of the stock dividend. The Board of Directors declared on January 17, 1997, a quarterly dividend of $0.08 per share payable February 28, 1997 to stockholders of record on February 14, 1997. The total amount of the dividend will be approximately $686,750.

6.   ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

     Effective April 1, 1996, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage
Servicing Rights" ("SFAS 122").   SFAS 122 requires that a mortgage banking
enterprise recognize, as separate assets, rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan. A mortgage banking enterprise that sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans sold or securitized to the mortgage servicing rights ("MSR's") and the loans based on their relative fair values. Additionally, SFAS 122 requires that MSR's be periodically assessed for impairment and reported on the Consolidated Statement of Financial Condition at the lower of cost or fair value. As a result of adopting SFAS 122, the Corporation capitalized $3.6 million of MSR's from its retail lending operations.

     The fair value of capitalized MSR's is calculated, on a disaggregated basis, by discounting estimated expected future cash flows using a discount rate commensurate with the risk involved. In using this valuation method, the Bank used assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, inflation rate, ancillary income per loan, prepayment speeds and default rates. The Bank conducts its periodic impairment analyses using a disaggregated method, based on the underlying loans' interest rates and loan type. At December 31, 1996, the Bank had recorded an MSR impairment reserve of $167,100.

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

9.   TERMINATION OF ESOP

     In connection with the Corporation's acquisition of PSB Holdings, Corporation ("PSB") during fiscal 1996, the Corporation filed a request with the Internal Revenue Service ("IRS") for a determination letter with respect to the tax qualified status of PSB's employee stock ownership plan ("ESOP") upon termination. The Corporation received a determination letter from the IRS indicating that the PSB ESOP could be terminated, with shares distributed, without adversely affecting its qualifications for federal income tax purposes. As a result, the ESOP paid off its obligation to the Corporation and distributed all remaining shares of stock to qualifying employees during the third quarter of fiscal 1997. The fair value of the shares released for distribution to participants was $991,000 and was included in compensation expense.

10.  RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified for comparative purposes to conform with the current year's presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Corporation is a Delaware corporation organized on January 25, 1991 for the purpose of acquiring all of the outstanding capital stock of Citizens Federal which was issued on January 29, 1992. Citizens Federal is a federally-chartered stock savings bank headquartered in Dayton, Ohio. The Bank has 34 offices in a six county area that comprises the greater Dayton area. In addition, through the Bank's wholly owned subsidiary, CitFed Mortgage Corporation of America (the "CitFed Mortgage"), it operates thirteen mortgage loan origination offices in Dayton, Columbus and Cincinnati, Ohio; Indiana, Kentucky, Virginia and North Carolina.

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

     Net Income:   Net income for the three months ended December 31, 1996, was
$5.8 million as compared to $4.0 million for the three months ended December 31, 1995, resulting in an increase of 43.2%.

     Net income for the nine months ended December 31, 1996, was $8.9 million compared to $11.5 million for the same period a year ago. This $2.6 million, or 22.3%, decrease is attributable to a one-time charge of $7.2 million (net of tax) for the recapitalization of the Savings Association Insurance Fund ("SAIF") resulting from legislation enacted on September 30, 1996, partially offset by an increase in net interest income after provision for loan losses of $6.2 million, or 15.2%. Without the SAIF recapitalization charge, net income for the nine months ended December 31, 1996, would have been $16.1 million, or a 40.4% increase over the same period in fiscal 1996.

     Interest Income:   Total interest income increased $7.3 million, or 17.5%
from $41.4 million for the third quarter of fiscal 1996 to $48.7 million for the third quarter of fiscal 1997. Of this increase, $7.6 million resulted from an increase of $414.7 million in the average balance of interest-earning assets, primarily loans receivable and mortgage-backed securities. The offsetting $282,000 decrease resulted from a 7 basis point decrease in the weighted average yield on interest-earning assets caused by a decline in market rates of interest.

     Total interest income increased $18.3 million, or 14.9% from $122.2 million for the nine months ended December 31, 1995, to $140.5 million for the nine months ended December 31, 1996. Of this increase, $19.3 million resulted from a $361.6 million increase in the average balance of interest-earning assets. The offsetting $1.0 million decrease resulted from a 11 basis point decrease in the average yield on interest-earning assets.

     Management decided, throughout fiscal 1996 and 1997, to grow the Bank's assets by increasing its permanent portfolio of consumer and one- to four-family loans held for investment. As a result, the average balance of loans increased $92.1 million from December 1995 to December 1996. In addition, purchases during this same period have resulted in an increase in the average balance of mortgage-backed securities and investment securities of $217.9 million and $44.2 million, respectively.


     Interest Expense:   Total interest expense increased $4.7 million, or
17.4% from $27.0 million for the third quarter of fiscal 1996 to $31.7 million for the third quarter of fiscal 1997. Of this increase, $9.1 million was the result of an increase of $401.1 million in the average balance of interest-bearing liabilities. The offsetting $4.4 million decrease related to a 4 basis point decrease in the cost of funds.

     Total interest expense increased $10.5 million, or 13.1% from $80.3 million for the nine months ended December 31, 1995, to $90.8 million for the nine months ended December 31, 1996. Of this increase $16.5 million was the result of a $341.0 million increase in the average balance of interest-bearing liabilities. The offsetting $5.9 million related to a 12 basis point decrease in the cost of funds.

     The Bank's average deposits decreased $52.5 million for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 primarily due to a $56.2 million decrease in demand, money market deposits, and retail certificates of deposit partially offset by a $4.3 million increase in now accounts. In addition, FHLB advances and securities sold under agreements to repurchase increased $270.1 million and $183.6 million, respectively. These increases were necessary to fund the asset growth planned by management and to offset the reduction in deposits.

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

RATE/VOLUME ANALYSIS
   (In Thousands)                             3 Months Ended Dec. 31,                        9 Months Ended Dec. 31,
                                       |------------ 1996 vs 1995 -----------|      |-------------- 1996 vs 1995 ---------------|
                                                                     Total                                             Total
                                       Increase(Decrease) Due to     Increase       Increase(Decrease) Due to          Increase

                                       Volume        Rate           (Decrease)      Volume           Rate             (Decrease)
                                       ------        ----           ---------       ------           ----             ----------
Interest-Earning Assets:
  Loans receivable                     $  1,958      $  (506)       $  1,452         $  5,904        $  (1,041)       $    4,863
  Mortgage-backed securities              4,614           49           4,663           10,917             (126)           10,791
  Investment securities                     771          126             897            2,174              272             2,446
  Other                                     208           49             257              316             (166)              150
                                       --------      -------        --------         --------        ---------        ----------

  Total interest-earning assets        $  7,551      $  (282)       $  7,269         $ 19,311        $  (1,061)       $   18,250
                                       ========      =======        --------         ========        =========        ----------

Interest-Bearing Liabilities:
 Deposits:
  NOW Accounts                         $    153      $  (293)       $   (140)        $    114        $    (420)       $     (306)
  Savings Deposits                          (22)         171             149              (28)            (186)             (214)
  Money Market Deposits                    (158)         100             (58)            (301)               0              (301)
  Certificates of Deposits                 (267)        (620)           (887)             574           (1,088)             (514)
 FHLB advances                            6,517       (3,335)          3,182           11,251           (3,125)            8,126
 Securities sold under agreement
   to repurchase                          2,883         (442)          2,441            4,852           (1,119)            3,733
 Other Borrowings                           (14)          27              13               (7)              (7)              (14)
                                       --------      -------        --------         --------        ---------        ----------
   Total interest-bearing liabilities  $  9,092      $(4,392)          4,700         $ 16,455        $  (5,945)           10,510
                                       ========      ========       --------         ========        =========        ----------
 Net interest income                                                $  2,569                                          $    7,740
                                                                    ========                                          ==========


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

     The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.4% for the nine months ended December 31, 1996, as compared to 101.8% for the same period last year. Although the weighted average interest rate declined for both interest-earning assets and interest-bearing liabilities, the decline was greater for interest-bearing liabilities resulting in an increased interest rate spread.

                                                                      Three months ended December 31,
                                                           1996                                         1995
                                       ----------------------------------------     ----------------------------------------
                                       Average         Interest        Yield/       Average         Interest        Yield/
                                       Outstanding     Earned/         Weighted     Outstanding     Earned/         Weighted
                                       Balance         Paid            Rate         Balance         Paid            Rate
                                       -------         ----            ----         --------        ----            ----
                                                                       (Dollars in thousands)
Interest-Earning Assets:
  Loans receivable (1)                 $1,584,143      $ 31,364          7.92%       $1,507,339       $ 29,912         7.94%
  Mortgage-backed securities              762,625        12,795          6.71           487,872          8,132         6.67
  Investment securities                   227,192         3,745          6.59           180,134          2,848         6.32
  Other                                    62,102           813          5.24            45,996            556         4.84
                                       ----------      --------         -----        ----------       --------        -----
Total interest-earning assets          $2,636,062      $ 48,717          7.39%       $2,221,341       $ 41,448         7.46%
                                       ==========      --------         -----        ==========       --------        -----

Interest-Bearing Liabilities:
 Deposits:
  NOW account                          $  178,167      $    859          1.93%       $  173,873       $    999         2.30%
  Demand deposits                          91,270             0          0.00           121,601              0         0.00
  Savings deposits                        208,410         1,290          2.48           209,004          1,141         2.18
  Money Market deposits                   128,999         1,092          3.39           137,664          1,150         3.34
  Certificates of deposit                 945,784        14,257          6.03           962,953         15,144         6.29
 FHLB advances                            746,134        10,222          5.48           476,055          7,040         5.92
 Securities sold under agreements
  to repurchase                           228,225         3,113          5.46            44,583            672         6.03
 Other borrowings                          41,148           865          8.41            41,253            852         8.26
                                       ----------      --------         -----        ----------       --------        -----
Total interest-bearing liabilities     $2,568,137        31,698          4.94%       $2,166,986         26,998         4.98%
                                       ==========      --------         -----        ==========       --------        -----
Net interest income; interest
  rate spread                                          $ 17,019          2.45%                        $ 14,450         2.48%
                                                       ========         =====                         ========        =====
Net interest margin (2)                                                  2.58%                                         2.60%
                                                                        =====                                         =====
Average interest-earning assets to
  average interest-bearing liabilities     102.64%                                       102.51%
                                       ==========                                    ==========

                                                                 Nine months ended December 31,
                                                        1996                                          1995
                                       --------------------------------------       ---------------------------------------
Interest-Earning Assets:
  Loans receivable (1)                 $1,542,589      $ 91,531          7.91%       $1,450,477       $ 86,668         7.97%
  Mortgage-backed securities              721,022        35,971          6.65           503,133         25,180         6.67
  Investment securities                   221,096        10,911          6.58           176,869          8,465         6.38
  Other                                    59,209         2,082          4.69            51,802          1,932         4.97
                                       ----------      --------         -----        ----------       --------        -----
Total interest-earning assets          $2,543,916      $140,495          7.36%       $2,182,281       $122,245         7.47%
                                       ==========      --------         -----        ==========       --------        -----

Interest-Bearing Liabilities:
 Deposits:
  NOW account                          $  178,039      $  2,713          2.03%       $  173,849       $  3,019         2.32%
  Demand deposits                         110,476             0          0.00           121,854              0         0.00
  Savings deposits                        210,983         3,912          2.47           212,482          4,126         2.59
  Money Market deposits                   130,772         3,294          3.36           142,784          3,595         3.36
  Certificates of deposit                 957,779        43,354          6.04           948,848         43,868         6.16
 FHLB advances                            687,687        28,168          5.46           443,234         20,042         6.03
 Securities sold under agreements
  to repurchase                           168,193         6,765          5.36            59,762          3,032         6.76
 Other borrowings                          41,175         2,587          8.38            41,272          2,601         8.40
                                       ----------      --------         -----        ----------       --------        -----
Total interest-bearing liabilities     $2,485,104        90,793          4.87%       $2,144,085         80,283         4.99%
                                       ==========      --------         -----        ==========       --------        -----
Net interest income; interest
  rate spread                                          $ 49,702          2.49%                        $ 41,962         2.48%
                                                        =======         =====                         ========        =====
Net interest margin (2)                                                  2.61%                                         2.56%
                                                                        =====                                         ====
Average interest-earning assets to
  average interest-bearing liabilities     102.37%                                       101.78%
                                       ==========                                    ==========

(1) Average balances for loans receivable include average balances for non-accrual loans.
(2) Net interest margin is net interest income divided by average interest-earning assets.

     Provision for Loan Losses.   The Bank's provision for loan losses was $2.4
million for the nine months ended December 31, 1996, compared to a provision of $900,000 for the nine months ended December 31, 1995. Both provisions reflect the Bank's continuing evaluation of its loan portfolio, the growth of the portfolio, and the effect thereon from general economic conditions. Management's estimate of the adequacy of its general allowances for loan losses is based upon an analysis of the Bank's loan portfolio including such factors as prior loan loss experiences, economic conditions affecting the real estate market, regulatory considerations and other matters.

     The following table sets forth an analysis of the Bank's allowance for loan losses at the dates indicated.

                                                       Nine Months Ended
                                                          December 31,
                                                      1996         1995
                                                      ----         ----
                                                    (Dollars in thousands)
   Balance at beginning of period                     $16,330      $15,782
                                                      -------      -------
   Charge-offs:
     One-to four-family real estate                      (371)         (52)
     Other real estate                                 (2,599)      (1,396)
     Consumer                                            (411)         (48)
     Commercial business                                  (23)
                                                      -------      -------

       Total charge-offs                               (3,404)      (1,496)
                                                      -------      -------

   Recoveries:
     One-to four-family real estate                        70           63
     Other real estate                                    264          199
     Consumer                                              87           40
     Commercial business                                   32          102
                                                      -------      -------

          Total recoveries                                453          404
                                                      -------      -------

   Net charge-offs                                     (2,951)      (1,092)

   Transfer from REO (for adoption of FAS #114)                        318
   Provisions                                           2,400          900
                                                      -------      -------

   Balance at end of period                           $15,779      $15,908
                                                      =======      =======

   Ratio of net charge-offs during the period
    to average loans outstanding during the period      (0.19%)      (0.07%)
                                                      =======      =======

   Ratio of allowance to non-performing loans
    at end of period.                                   204.3%       82.86%
                                                      =======      =======



     Management believes that the relationship of the allowance to total loans and to non-performing loans is adequate based on all information currently available. See "Asset Quality."

     The ratio of the allowance to non-performing loans increased to 204.29% at December 31, 1996, compared to 82.86% for the same period one year ago primarily because of the decrease in non-performing loans from $17.7 million to $7.7 million. This decrease was the result of the Bank removing its 1% participation in a first mortgage loan on two office buildings in New York City amounting to $9.3 million from non-accrual status during the December 1996 quarter. Through bankruptcy resolution, $4 million was received in cash and the remaining balance of $5.3 million was converted into REIT shares, valued at $3.0 million at the date of conversion, resulting in a charge-off of $2.3 million. These shares are marked-to-market at each month-end.

     Non-Interest Income:   Non-interest income for the three months ended
December 31, 1996, totaled $7.5 million as compared to $6.0 million for the same period a year ago, an increase of $1.5 million, or 24.4%. Non-interest income for the nine months ended December 31, 1996, totaled $21.5 million as compared to $19.4 million for the same period a year ago, an increase of $2.0 million, or 10.5%.

     Consumer banking fees and charges increased 36.1% to $3.5 million for the three months ended December 31, 1996, up from $2.6 million for the same period last year. This increase continued to reflect the benefits of growth in consumer checking accounts and increased fees associated with consumer and commercial loan activities. Consumer banking fees and charges increased 36.4% to $9.6 million for the nine months ended December 31, 1996, up from $7.1 million for the same period last year.

     Trust and investment services fee income for the third quarter of fiscal 1997 increased 16.0% to $805,000 compared to $694,000 for the third quarter of fiscal 1996. Administered trust assets were $429.7 million at December 31, 1996, compared with $419.5 million at December 31, 1995. CitFed Investment Group initiated a new program during the first quarter of fiscal 1996 to facilitate the sale of mutual funds and insurance products through the Bank's retail branches. Commission revenue from CitFed Investment Group was $269,000 for the third quarter of fiscal 1997, compared to $170,000 for the third quarter of fiscal 1996. Trust and investment service fee income for the nine months ended December 31, 1996, increased 33.3% to $2.6 million from $1.9 million for the same period a year ago.

     Income from mortgage banking operations increased by 4.8% in the third quarter of fiscal 1997 to $2.7 million, up from $2.6 million for the same period a year ago. This increase in income was due primarily to $884,000 of capitalized mortgage servicing rights recognized as a result of the implementation of SFAS 122. See Note 6 of the Notes to Consolidated Financial Statements under Item 1 of this Part I. Without the effects of SFAS 122, mortgage banking fee income would have declined by $759,000. Secondary marketing losses were greater by approximately $830,000, because more loans were sold with servicing retained in the third quarter of fiscal 1997, than in the same period a year ago when more loans were sold with servicing released. Income from mortgage banking operations increased by 26.1% for the nine months ended December 31, 1996, to $7.8 million, as compared to $6.2 million for the same period last year.

     CitFed Mortgage maintains the flexibility to either sell servicing rights for current income and cash flow or retain servicing for future income. The decision to sell or retain servicing is based on current market conditions, as well as, CitFed Mortgage's financial objectives. To help offset lower origination revenues in the first nine months of fiscal 1996, CitFed Mortgage sold $302.7 million of mortgage loan servicing rights generating a gain of $3.7 million. There were no servicing rights sold during the first nine months of fiscal 1997 due to the implementation of SFAS 122, which recognized as income from mortgage banking operations, $3.6 million of mortgage servicing rights on loans sold. Mortgage loan closings totaled $149.6 million for the three months ended December 31, 1996, compared to $164.5 million for the three months ended December 31, 1995, a decrease of 9.0%.

     Non-Interest Expenses:   Non-interest expenses for the nine months ended
December 31, 1996 were $55.4 million, which includes the one-time SAIF recapitalization charge of $10.3 million. Without the SAIF recapitalization charge, non-interest expenses were $45.1 million for the nine months ended December 31, 1996, compared to $43.4 million for the same period a year ago, an increase of $1.7 million, or 4.0%. See "Regulatory Development" herein.

     Non-interest expenses for the three months ended December 31, 1996 were $15.0 million, compared to $14.3 million for the three months ended December 31, 1995, an increase of $676,000, or 4.7%.

     Salaries and benefits increased $744,000 over the prior year's third quarter due to normal wage increases during the quarter and the opening of Williamsburg, Virginia and Indianapolis, Indiana mortgage origination offices. Salaries and benefits increased by $2.1 million to $20.0 million for the nine months ended December 31, 1996, as compared to $17.9 million for the same period a year ago, a 11.4% increase. Included in salaries & benefits for fiscal 1997 is $991,000 of compensation expense related to the termination of PSB Holdings ESOP Plan.

     Income Tax Provision.   The Bank's income tax provision for the three
months ended December 31, 1996, was 32.9%, compared to 31.0% for the three months ended December 31, 1995.

     For the nine months ended December 31, 1996, the effective tax rate increased to 32.9%, compared to 32.7% for the nine months ended December 31, 1995.

ASSET QUALITY

     Non-Performing Assets.   The table below sets forth the amounts and
categories of non-performing assets in the Bank's loan portfolio as of the dates indicated below.


                                                      Dec. 31,    March 31,
                                                        1996         1996
                                                     ----------   ----------
                                                      (Dollars in thousands)
   Non-Performing Assets
       Non-accruing loans:
           One-to four-family                          $ 6,564      $ 4,595
           Multi-family and commercial real estate         883       12,760
           Consumer                                         87           38
           Commercial business                             190          303
                                                       -------      -------

             Total                                       7,724       17,696
                                                       -------      -------

       Foreclosed assets:
           One- to four-family                           2,772          823
           Multi-family and commercial real estate       4,778        3,449
                                                       -------      -------

             Total                                       7,550        4,272
                                                       -------      -------

       Total non-performing assets                     $15,274      $21,968
                                                       =======      =======

       Non-performing loans to total loans                0.48%        1.21%
                                                       =======      =======

       Non-performing assets to total assets              0.52%        0.85%
                                                       =======      =======


     The $6.7 million decrease in non-performing assets from March 31, 1996 to December 31, 1996, was the result of several factors. Non-accruing one-to four-family mortgage loans increased $2.0 million during the period. Eighty-eight loans totaling $7.0 million were placed on non-accrual status, 17 loans totaling $1.7 million were transferred to foreclosed assets, 28 loans totaling $1.7 million were returned to accruing status and 24 loans totaling $1.6 million were paid off.

     Non-accruing multi-family and commercial real estate loans decreased $11.9
million for the period.   Six loans for $1.2 million were added to non-accrual
status, six loans totaling $1.0 million were paid in full, ten loans totaling $2.5 million were transferred to foreclosed assets and two loans for $258,000 were returned to accruing status. In addition, one loan for $9.3 million was partially paid off with the balance converted into REIT shares as a result of a bankruptcy resolution which resulted in a net charge-off of $2.3 million.

     Foreclosed assets increased $3.3 million for the period. Twenty-three residential properties totaling $2.7 million (net of $71,000 in loss reserves) were added, and seven properties totaling $830,000 were sold. Ten commercial properties totaling $2.2 million (net of $312,000 in loss reserves) were added and seven commercial properties totaling $667,000 were sold. The reserve for foreclosed assets increased by $210,000 from net recoveries of $23,000 and a provision of $187,000.

LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY--The Corporation conducts its business through its subsidiary, Citizens Federal and Citizens Federal's subsidiaries. The main source of funds for the Corporation are dividends from the Bank. The Bank meets the OTS regulatory capital requirements that would allow the Bank to declare and pay capital distributions to the Corporation. The Corporation is not subject to any OTS regulatory restrictions on the payment of dividends to its stockholders. The Board of Directors of the Corporation declared on January 17, 1997, a dividend on its common stock of eight cents ($0.08) per share. The dividend will be paid on February 28, 1997 to stockholders of record on February 14, 1997.

     The Bank's principal sources of funds include deposits, advances from the FHLB, reverse repurchase agreements, repayments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of loans, mortgage-backed and investment securities available for sale, funds provided by operations and capital invested by the Corporation. Investment maturities and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions, competition and the restructuring of the thrift industry. Management also considers the Corporation's interest sensitivity "gap" when considering alternative sources of funds. The one year interest rate sensitivity "gap" is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within one year. The Corporation mitigates its exposure to interest rate risk by striving to maintain a neutral "gap" between the maturities of its interest-earning assets and interest-bearing liabilities. This strategy results in a more stabilized net interest margin in periods of either rising or falling interest rates. At December 31, 1996, the Corporation's one-year gap was a negative 7.15%.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. While the Bank's liquidity ratio varies from time to time, it has generally maintained liquid assets substantially in excess of the minimum requirement. The Bank's liquid asset ratio was 15.71% at December 31, 1996.

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

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1996, the Bank had commitments to purchase from CitFed Mortgage loans totaling $18.6 million. CitFed Mortgage had commitments to fund loans of $38.6 million and to sell loans of $51.3 million.

CAPITAL--Savings institutions insured by the Federal Deposit Insurance Corporation are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. The following table demonstrates the Bank's compliance with each of these requirements as of December 31, 1996:


                                            Fully Phased-in
                                            Requirement (1)
                                           ------------------
        (Dollars in thousands)              Amount     %(2)
                                           ------------------
        Tangible Capital:
           Bank's                          $168,449     5.84%
           Requirement                       43,274     1.50
                                           --------  -------
           Excess                          $125,175     4.34%
                                           ========  =======

        Core Capital
           Bank's                          $168,449     5.84%
           Requirement                       86,549     3.00
                                           --------  -------
           Excess                          $ 81,900     2.84%
                                           ========  =======

        Risk-Based Capital:
           Bank's                          $184,228    13.39%
           Requirement                      110,035     8.00
                                           --------  -------
           Excess                          $ 74,193     5.39%
                                           ========  =======


(1) Entire investment in non-qualifying subsidiary is excluded for calculations.

(2) Tangible and core capital levels are shown as a percentage of total adjusted assets, risk-based capital levels are a percentage of risk-weighted assets.


A reconciliation of the Corporation's GAAP Capital is as follows:


(Dollars in thousands)                                Dec. 31, 1996
                                                      -------------
Bank's stockholder's equity                              $189,432
Less additional capital contributed to
     Bank by the Corporation                              (22,000)
Plus Corporation's stockholders'
     equity not available for regulatory capital           17,512
                                                         --------
Stockholders' equity of the Corporation                  $184,944
                                                         ========


     Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991, to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10%. The Bank's ratios at December 31, 1996 were 5.84%, 12.25% and 13.39%, respectively. As a result, the Bank meets the capital requirements of a well capitalized institution.

REGULATORY DEVELOPMENTS

     On September 30, 1996, federal legislation was enacted that required the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on each $100 of SAIF-insured deposits maintained by those institutions as of March 31, 1995. The amount of the Bank's special assessment was $10.3 million, which was paid to the FDIC on November 27, 1996 and accrued by the Bank at September 30, 1996.

     As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997, the SAIF insurance premium will range from 0 to 27 basis points per $100 of domestic deposits. Additionally, the FDIC has imposed a Financing Corporation ("FICO") assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a 1.30 basis point FICO assessment on BIF-assessable deposits for the same period.

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


        Exhibit Number        Description


             11             Statement regarding computation
                                of per share earnings

             27             Financial Data Schedule


     b) Report on Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CITFED BANCORP, INC.
                                                  (Registrant)




Date  February 12, 1997                     By   /s/ Jerry L. Kirby
     --------------------                     ---------------------
                                                Jerry L. Kirby
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)




Date  February 12, 1997                     By   /s/ William M. Vichich
     --------------------                     -------------------------
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