Form 10-K405
period 1997-03-31
CITFED BANCORP INC
filed 1997-06-30
CIK 872441

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended March 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    -------------------

     COMMISSION FILE NUMBER 0-19611

                              CITFED BANCORP, INC.

             (Exact Name of Registrant as Specified in its Charter)


       DELAWARE                             31-1332674
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


ONE CITIZENS FEDERAL CENTRE, DAYTON, OHIO              45402
  (Address of Principal Executive Offices)             Zip Code



       Registrant's telephone number, including area code: (937) 223-4234
                              -----------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----
          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.  YES X  NO    .
                                       --    --
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 31, 1997, the Registrant had 8,638,486 shares of Common Stock issued and outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price
of such stock as of May 31, 1997 was $298.8 million.   (The exclusion from such
amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of Form 10-K - Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on July 25, 1997.

                                   PART I


ITEM 1.  BUSINESS

GENERAL

     CitFed Bancorp, Inc. (the "Corporation") was formed in January 1991, for the purpose of acquiring all of the outstanding stock of Citizens Federal Bank, F.S.B. ("Citizens" or the "Bank") issued in the conversion of the Bank from the mutual to the stock form (the "Conversion") on January 29, 1992. At March 31, 1997, the Corporation had total assets of $2.9 billion, deposits of $1.7 billion and stockholders' equity of $186.0 million.

     As a Delaware corporation, the Corporation is authorized to engage in any activity permitted by the Delaware General Corporation Law. The Corporation is presently conducting business as a non-diversified unitary thrift holding company. The holding company structure allows the Board of Directors greater flexibility to diversify and expand its business activities, through newly formed subsidiaries or through acquisitions of insured depository institutions and other companies. See "Regulation -- Corporation Regulation." At present, the primary business of the Corporation is the business of Citizens.

     Citizens is a federally chartered stock savings bank organized in 1934 and headquartered in Dayton, Ohio. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Citizens serves the Dayton, Ohio and surrounding areas through its network of 35 retail banking offices. Based on total assets at March 31, 1997, the Bank was the fourth largest thrift institution in the State of Ohio and the largest financial institution headquartered in Dayton, Ohio.

     The principal business of the Bank currently consists of attracting retail deposits from the general public and investing those funds, together with borrowings, primarily in one- to four-family residential mortgage loans and, to a lesser extent, consumer loans in the Bank's lending area. All mortgage loans are originated by CitFed Mortgage Corporation of America ("CitFed Mortgage"), the Bank's wholly owned subsidiary. As of March 31, 1997, CitFed Mortgage serviced $5.2 billion of mortgage loans, of which $3.6 billion were serviced for other investors. The Bank also has in its portfolio a significant amount of commercial real estate loans (which include loans secured by multi-family real estate), as well as a limited amount of commercial business loans. The interest rate environment for fixed-rate mortgage loans was unfavorable to borrowers during fiscal 1997, which caused a decrease in retail residential loan closings compared to fiscal 1996. In this regard, CitFed Mortgage closed $657.6 million of residential mortgage loans in fiscal 1997, of which $499.8 million of originations were from home sales and new construction; compared to $738.3 million of residential mortgage loans during fiscal 1996, of which $443.4 million of originations were from home sales and new construction.

     The Bank provides trust services to individuals and small businesses in Southwestern Ohio. Through its retail branches, the Bank makes available various annuity products and mutual fund investments through CitFed Investment Group and Essex Corporation. Fee income from these lines of business supplements the Bank's earnings.

     The executive offices of the Corporation and the Bank are located at One Citizens Federal Centre, Dayton, Ohio 45402. The telephone number at that address is (937) 223-4234.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.


     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

MARKET AREA

     The Bank is the largest locally headquartered financial institution in Dayton, Ohio. The Bank ranked first among all thrift institutions and third among depository institutions in deposit share in Montgomery County, Ohio, with approximately 16% as of June 1996. It also ranked fourth among all thrift and depository institutions in deposit share in Greene County, Ohio.

     Dayton is the fourth largest city in Ohio with a total population within the Greater Dayton area of about one million people as of the 1990 census. Dayton's unique aviation heritage is a recurring theme: one of Dayton's major employers is Wright-Patterson Air Force Base (home of the U.S. Air Force Logistics Command, the Air Force Institute of Technology and U.S. Air Force Museum). Wright-Patterson is the research and development center of the U.S. Air Force and is the largest U.S. Air Force base in the world by work force, presently employing over 23,000 military and civilian employees. The University of Dayton and Wright State University are also located in the Greater Dayton area.

     Another important factor in the Greater Dayton area's economy is its comparatively low unemployment rate, with a 4.5% average for 1996 (as compared to the 5.4% national and 4.9% state averages) (source: Dayton Area Chamber of Commerce). Major corporations such as the Mead Corporation, Lexis/Nexis, NCR, Reynolds & Reynolds Company and Huffy Corporation are headquartered in Dayton. Additionally, General Motors Corporation has five manufacturing plants located in the Greater Dayton area.

LENDING ACTIVITIES

     GENERAL. The Bank emphasizes the origination of adjustable-rate mortgage ("ARM") loans and short-term loans for retention in its portfolio, which provide the Bank with a loan base which has more frequent repricing characteristics or shorter maturities, and in some cases higher yields, than its fixed-rate mortgage loans. CitFed Mortgage originates and purchases from correspondents mortgage loans for sale to the Bank or for sale in the secondary market. Currently, the Bank acquires all ARM loans originated or purchased and a portion of fixed rate loans originated by CitFed Mortgage. Although CitFed Mortgage has continued to originate fixed-rate mortgage loans in response to customer demand, generally most conforming fixed-rate mortgage loans are sold in the secondary market. To the extent that the Bank has funds to invest in excess of the amount of ARM loans originated and purchased by CitFed Mortgage, the Bank purchases mortgage-backed securities in the secondary market. See "- Originations, Purchases and Sales of Mortgage Loans and Mortgage - Backed Securities."

     In managing its asset/liability mix, the Bank, at times, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, may place greater emphasis on maximizing its net interest margin than on matching the interest rate sensitivity of its assets and liabilities, in an effort to improve or maintain its spread. Management believes that the increased net income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide high enough returns to justify the increased vulnerability to sudden and unexpected increases in interest rates which can result from such a mismatch. As a result, the Bank may at certain times be more vulnerable to rapid increases in interest rates than some other institutions which concentrate principally on matching the maturities of their assets and liabilities. In accordance with this strategy, the Bank funded its planned asset growth primarily with short-term borrowings. One of the results of this strategy was to change the Bank's interest rate sensitivity gap from a negative 8.50% at March 31, 1996 to a negative 10.44% at March 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders (the "Annual Report") attached hereto as Exhibit 13.

     All loan authority is centralized and every loan application is reviewed by the Bank's or CitFed Mortgage's central underwriting department, as appropriate. All loans over $400,000 must be approved by a committee of the Board of Directors. The loan underwriting policies of the Bank are reviewed by the Board of Directors not less often than annually.

     Loan Portfolio Composition. The following table sets forth information concerning the composition of the Bank's loan portfolio, in dollar amounts and in percentages, at the dates indicated.





                                                                              March 31,
                                 ----------------------------------------------------------------------------------
                                       1997                  1996                 1995                 1994
                                 ------------------    -----------------     -----------------    -----------------
                                 Amount     Percent    Amount     Percent    Amount    Percent    Amount    Percent
                                                                    (Dollars in thousands)

Real Estate Loans:
------------------
One- to four-family ..........    $1,296,436     74.9%  $1,194,079     75.5%  $1,047,985    73.1%  $  746,356    65.1%
Commercial ...................       150,183      8.7      173,742     11.0      195,056    13.6      221,124    19.3
Construction(1) ..............        83,570      4.8       84,355      5.3       88,016     6.2      104,021     9.1
                                  ----------    -----    ---------    -----    ---------   -----    ---------   -----
Total real estate loans ......     1,530,189     88.4    1,452,176     91.8    1,331,057    92.9    1,071,501    93.5
                                  ----------    -----    ---------    -----    ---------   -----    ---------   -----

Other Loans:
------------
Consumer loans ...............       152,903      8.8       81,376      5.1       57,547     4.0       43,429     3.8
Commercial business loans ....        48,733      2.8       48,497      3.1       44,818     3.1       31,272     2.7
                                  ----------    -----    ---------    ------   ---------   -----    ---------   -----
Total other loans ............       201,636     11.6      129,873      8.2      102,365     7.1       74,701     6.5
                                  ----------    -----    ---------    ------   ---------   -----    ---------   -----
Total loans ..................     1,731,825    100.0%   1,582,049    100.0%   1,433,422   100.0%   1,146,202   100.0%
                                                =====                 =====                =====                =====
Less:
-----
Loans in process .............        41,887                44,668                39,097               60,313
Deferred fees and discounts ..          (842)                 (449)                  282                2,750
Allowance for loan losses ....        16,823                16,330                15,782               12,434
                                  ----------            ----------            ----------           ----------
Total loans, net .............    $1,673,957            $1,521,500            $1,378,261           $1,070,705
                                  ==========            ==========            ==========           ==========




                                       1993
                                  ---------------
                                  Amount   Percent


Real Estate Loans:
------------------
One- to four-family ..........      $576,711     59.8%
Commercial ...................       248,131     25.7
Construction(1) ..............        75,910      7.9
                                     -------    -----
Total real estate loans ......       900,752     93.4
                                     -------    -----

Other Loans:
------------
Consumer loans ...............        52,683      5.4
Commercial business loans ....        11,434      1.2
                                     -------    -----
Total other loans ............        64,117      6.6
                                     -------    -----
Total loans ..................       964,869    100.0%
                                                =====
Less:
-----
Loans in process .............        41,585
Deferred fees and discounts ..         5,452
Allowance for loan losses ....         9,640
                                    --------
Total loans, net .............      $908,192
                                    ========


(1)  Primarily one- to four-family.

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.





                                                                              March 31,
                                     ---------------------------------------------------------------------------------
                                           1997                  1996                 1995                 1994
                                     ------------------    -----------------     ----------------     -----------------
                                     Amount     Percent    Amount     Percent    Amount    Percent    Amount    Percent
                                                                              (Dollars in thousands)
Fixed-Rate Loans:
-----------------
Real Estate:
One- to four-family ............. $  568,350     32.8%  $  624,501     39.5%  $  391,113    27.3%  $  401,663    35.0%
Commercial ......................     11,925      0.7       17,086      1.1       18,235     1.3       21,934     1.9
Construction ....................      5,853      0.3        9,000      0.5        7,487     0.5       18,129     1.6
                                  ----------   ------   ----------   ------   ----------  ------   ----------  ------
Total real estate loans .........    586,128     33.8      650,587     41.1      416,835    29.1      441,726    38.5
Consumer ........................    114,195      6.6       56,368      3.6       40,029     2.8       26,127     2.3
                                  ----------   ------   ----------   ------   ----------  ------   ----------  ------
Total fixed-rate loans ..........    700,323     40.4      706,955     44.7      456,864    31.9      467,853    40.8
                                  ----------   ------   ----------   ------   ----------  ------   ----------  ------
Adjustable-Rate Loans
---------------------
Real Estate:
One- to four-family .............    728,086     42.1      569,578     36.0      656,872    45.8      344,693    30.1
Commercial ......................    138,258      8.0      156,656      9.9      176,821    12.4      199,190    17.4
Construction ....................     77,717      4.5       75,355      4.8       80,529     5.6       85,892     7.5
                                  ----------   ------   ----------   ------   ----------  ------   ----------  ------
Total real estate loans .........    944,061     54.6      801,589     50.7      914,222    63.8      629,775    55.0
Consumer ........................     38,708      2.2       25,008      1.6       17,518     1.2       17,302     1.5
Commercial business .............     48,733      2.8       48,497      3.0       44,818     3.1       31,272     2.7
                                  ----------   ------   ----------   ------   ----------  ------   ----------  ------
Total adjustable-rate loans .....  1,031,502     59.6      875,094     55.3      976,558    68.1      678,349    59.2
                                  ----------   ------   ----------   ------   ----------  ------   ----------  ------
Total loans .....................  1,731,825    100.0%   1,582,049    100.0%   1,433,422   100.0%   1,146,202   100.0%
                                               ======                ======               ======               ======
Less:
-----
Loans in process ................     41,887                44,668                39,097               60,313
Deferred fees and discounts .....       (842)                 (449)                  282                2,720
Allowance for loan losses .......     16,823                16,330                15,782               12,464
                                   ----------           ----------            ----------           ----------
Total loans, net ................ $1,673,957            $1,521,500            $1,378,261           $1,070,705
                                  ==========            ==========            ==========           ==========


                                         1993
                                   ----------------
                                   Amount    Percent
Fixed-Rate Loans:
-----------------
Real Estate:
One- to four-family .............  $237,907      24.7%
Commercial ......................    32,218       3.3
Construction ....................    23,897       2.5
                                  ---------    ------
Total real estate loans .........   294,022      30.5
Consumer ........................    30,898       3.2
                                  ---------    ------
Total fixed-rate loans ..........  $324,920      33.7
                                  ---------    ------
Adjustable-Rate Loans
---------------------
Real Estate:
One- to four-family .............   338,804      35.1
Commercial ......................   215,913      22.4
Construction ....................    52,013       5.4
                                  ---------    ------
Total real estate loans .........   606,730      62.9
Consumer ........................    21,785       2.3
Commercial business .............    11,434       1.1
                                  ---------    ------
Total adjustable-rate loans .....   639,949      66.3
                                  ---------    ------
Total loans .....................   964,869     100.0%
                                               ======
Less:
-----
Loans in process ................    41,585
Deferred fees and discounts .....     5,452
Allowance for loan losses .......     9,640
                                  ---------
Total loans, net ................  $908,192
                                  =========

     The following schedule illustrates the interest rate sensitivity of the Bank's loan portfolio at March 31, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. Loans held for sale are shown as maturing in 1998. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The Bank has no rollover policy for maturing loans.



                            Real Estate Loans
                        -------------------------
  Due During Years                                          Commercial
  Ending March 31,      Mortgage(1)  Construction  Consumer    Business      Total
--------------------    -----------  ------------  ---------  ----------  -----------
1998(2) ..............  $   466,866     $ 39,861   $  48,308    $ 45,112   $  600,147
1999 to 2002 .........      451,688       37,856      52,608       3,590      545,742
2003 and following ...      528,065        5,853      51,987          31      585,936
                        -----------     --------   ---------    --------   ----------
 Total loans .........  $ 1,446,619     $ 83,570   $ 152,903    $ 48,733   $1,731,825
                        ===========     ========   =========    ========
Less:
Loans in process .....                                                         41,887
Deferred fees and
    discounts ........                                                           (842)
Allowance for loan
    losses ...........                                                         16,823
                                                                           ----------
Total loans net                                                            $1,673,957
                                                                           ==========

(1) Includes one- to four-family, multifamily and commercial real estate loans.
(2)  Includes demand loans, loans having no stated maturity and overdraft loans.

     As of March 31, 1997, the total amount of loans due after March 31, 1998 (based on contractual maturity dates) which have fixed interest rates was $652.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $478.8 million.

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. Residential loans are originated by CitFed Mortgage from the Bank's and it's present customers, walk-in customers and referrals from real estate brokers and builders. As of March 31, 1997, CitFed Mortgage operated 13 lending offices in nine cities, Dayton, Cincinnati and Columbus, Ohio; Lexington and Louisville, Kentucky; Williamsburg and Virginia Beach, Virginia; Indianapolis, Indiana; and Charlotte, North Carolina (the "Lending Area"). CitFed Mortgage has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in its Lending Area. At March 31, 1997, the Bank's one- to four-family residential mortgage loans totaled $1.3 billion, or 74.9% of the Bank's total loan portfolio.
During the fiscal year ended March 31, 1997, CitFed Mortgage originated and purchased $601.8 million in residential loans for the Bank.

     CitFed Mortgage is presently originating ARMs with one, two, three, five, seven and ten year adjustment periods for retention in the Bank's portfolio.
As of March 31, 1997, five, seven and ten year ARM's totaled $183.6 million. Rate adjustments are based upon the constant maturity index for U.S. Treasury securities plus a margin, and are generally limited to 2% maximum annual adjustments as well as a maximum aggregate adjustment over the life of the loan (generally 6%). Accordingly, the interest rates on these loans are not necessarily as rate sensitive as the Bank's cost of funds. The Bank's ARMs do not permit negative amortization of principal. A portion of ARMs currently
originated are convertible into fixed-rate mortgages.   ARMs are originated
with terms to maturity of up to 30 years and borrowers are qualified based on secondary market requirements, which may not reflect fully indexed rates of interest.

     Due to the unseasoned nature of ARMs in the industry (i.e., such loans have not been subject to an interest rate environment which causes them to adjust to the maximum level), such loans entail unquantifiable risks resulting from potentially increased payment obligations by the borrower as a result of repricing. Further, the ARMs offered by CitFed Mortgage, as well as by many other thrift institutions, may provide for initial rates of interest below the rates which would prevail were the index and margin used for repricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently comes into effect upon repricing.

     Fully indexed ARMs also have a higher risk of early prepayment. The Bank manages this risk by continuously reviewing its ARM portfolio and periodically selling ARMs that have a high risk of prepayment. In this regard, the Bank did not sell any ARM loans from its portfolio during fiscal 1997.

     Most of the mortgage loan portfolio of the Bank was originated with loan-to-value ratios of 80% or less. To the extent a loan was in excess of 80% of the appraised value of the property, private mortgage insurance is generally
required.    As of March 31, 1997, the Bank's fixed-rate residential mortgage loan portfolio totaled $568.4 million, or 33.8% of the Bank's total loan portfolio.

     CitFed Mortgage also purchases mortgage loans through correspondent lending relationships to enhance its mortgage loan servicing portfolio. These purchases occur from time to time when there has been an insufficient level of products meeting its criteria in its own market area. Purchased loans are secured by residences located primarily in metropolitan areas across the United States. Some of these areas are located in states which are reported to be experiencing adverse economic conditions, including a general softening in real estate markets and the local economies, which may result in increased loan delinquencies and loan losses. CitFed Mortgage attempts to address this geographic risk by only purchasing loans that meet its underwriting standards used in originating loans in its Lending Area. In addition, management reviews the general economic information relating to those states reported to be experiencing economic difficulties and has discontinued the purchase of loans secured by properties located in those areas believed to be experiencing deteriorating economies. Management believes that purchasing loans secured by properties located across the country results in a diversified loan portfolio and overall lower risk.

     In underwriting one- to four-family residential real estate loans, CitFed Mortgage evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. An appraisal of the real estate is obtained on all loan applications. Appraisals are either prepared by staff appraisers or independent fee appraisers. CitFed Mortgage originates both fixed- and adjustable-rate loans at interest rates and on terms consistent with secondary market guidelines. In addition, CitFed Mortgage requires borrowers to obtain title, fire and casualty insurance in an amount not less than the amount of the loan. Fixed-rate, one- to four-family residential real estate loans originated by CitFed Mortgage generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank enforces these due on sale clauses to the extent permitted by law.

     During fiscal 1997, CitFed Mortgage originated and purchased $684.1 million of residential mortgage loans. This activity represented $144.0 million of refinanced loans, $457.5 million of originations from home sales and new construction and $82.6 million of correspondent purchases.

     COMMERCIAL REAL ESTATE LENDING. Prior to 1989, the Bank actively engaged in commercial real estate lending within its Lending Area, including loans secured by multi-family residential property. In December 1989, because of newly enacted regulatory capital requirements, the Bank stopped originating commercial real estate loans, except for commercial real estate construction loans in process. In the fourth quarter of fiscal 1996, the Bank again began to increase its commercial real estate lending efforts in the communities where the Bank maintains a branch office ("retail banking area"). At March 31, 1997, $150.2 million, or 8.7% of the Bank's loan portfolio consisted of permanent loans secured by commercial real estate, of which $101.7 million consisted of loans secured by properties other than multi-family residential properties.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), included a provision that limits the Bank's non-residential real estate lending (i.e., commercial real estate lending, other than lending on multi-family residences) to four times its risk-based capital, or $770.7 million at March 31, 1997. Despite the recent increase in commercial real estate lending efforts, the Bank's investment in non-residential commercial real estate loans will remain significantly less than this level.

     Most of the Bank's commercial real estate loans have been originated with adjustable rates and have terms ranging up to 30 years. Rates on the Bank's adjustable-rate commercial real estate loans are generally tied to the prime rate of interest or constant maturity indices for U.S. Treasury securities.

     Commercial real estate loans are generally underwritten in amounts of up to 80% of the appraised value of the underlying property. Appraisals on properties securing commercial real estate loans originated by the Bank are generally performed by an independent fee appraiser designated by the Bank before the loan is made. All appraisals on commercial real estate loans are reviewed by the Bank's management. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, financial statements, references and income projections for the property. The criteria discussed below for construction loans are also considered. The Bank's commercial real estate loans provide for recourse against the security property and, in most circumstances, require the borrower to be personally liable for all or a portion of the loan.

     Commercial real estate loans generally present a higher level of risk than do loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on commercial properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. Commercial real estate loans also involve many of the same risks discussed below regarding construction loans.

     The table below sets forth, by type of security property, the number and amount of the Bank's commercial real estate loans and the amounts of such loans which were non-performing or "of concern" at March 31, 1997. The amounts shown do not reflect allowances for losses. See "- Loan Delinquencies and Non-Performing Assets" for a description of what constitutes an item "of concern" and for a discussion of the Bank's largest non-performing assets and items of concern.

                               --------------------------------------------------------
                                        Original   Outstanding     Amount       Amount
----------------------------   Number   Principal   Principal       Non-          of
Commercial Real Estate Loans  of Loans   Amount      Balance     Performing    Concern
----------------------------  --------  ---------  -----------  -------------  --------
                                               (Dollars in thousands)
Market Area:
  Office space ..............       121   $ 37,374     $ 30,637     $      ---   $ 2,247
  Retail business ...........       124     19,054       13,129             20     2,191
  Shopping centers ..........        41     15,939       13,299            ---       898
  Industrial and warehouse ..        62     19,366       14,550            ---       427
  Multi-family residential ..       223     61,301       44,526            530     2,242
  Other .....................        80     24,618       14,350            ---     4,523
                                 ------   --------     --------     ----------   -------
   Total ....................       651    177,652      130,491            550    12,528
                                 ------   --------     --------     ----------   -------
Other Ohio:
  Office space ..............         2        104           61            ---       ---
  Retail business ...........         4        222          144            ---       ---
  Shopping centers ..........         4      1,242        1,032            ---       ---
  Industrial and warehouse ..         3      1,225          366            ---       ---
  Multi-family residential ..         7      6,100        3,204            ---       ---
  Other .....................        37      5,386        4,775            ---       930
                                 ------   --------     --------     ----------   -------
   Total ....................        57     14,279        9,582            ---       930
                                 ------   --------     --------     ----------   -------
Other states:
  Office space ..............         1        100            5            ---       ---
  Retail business ...........         1      4,575        4,409            ---       ---
  Shopping centers ..........         2      2,700        2,330            ---       ---
  Industrial and warehouse ..       ---        ---          ---            ---       ---
  Multi-family residential ..         2      1,460          715            ---       ---
  Other .....................         7      3,934        2,651            ---       148
                                 ------   --------     --------     ----------   -------
   Total ....................        13     12,769       10,110            ---       148
                                 ------   --------     --------     ----------   -------
Total:
  Office space ..............       124     37,578       30,703            ---     2,247
  Retail business ...........       129     23,851       17,682             20     2,191
  Shopping centers ..........        47     19,881       16,661            ---       898
  Industrial and warehouse ..        65     20,591       14,916            ---       427
  Multi-family residential ..       232     68,861       48,445            530     2,242
  Other .....................       124     33,938       21,776            ---     5,601
                                 ------   --------     --------     ----------   -------
  Total commercial real .....
   estate loans .............       721   $204,700     $150,183     $      550   $13,606
                                 ======   ========     ========     ==========   =======

     The Bank has no loans in excess of $10 million to any borrower or group of related borrowers but has four such lending relationships in excess of $5 million. At March 31, 1997, all of these lending relationships were current. At March 31, 1997 the largest amount outstanding to any one borrower or group of affiliated borrowers was $7.3 million, none of which was delinquent. See "Regulation - Federal Regulation of Savings Associations" for a discussion of the Bank's loans-to-one-borrower limit.

     CONSTRUCTION LENDING. Construction lending has traditionally been an important part of Citizens' business activities. Citizens has been a consistent, active provider of construction loans for its Lending Area. These loans increase the yield on, and the proportion of interest rate sensitive loans in, the Bank's portfolio. Substantially all of the Bank's construction loans are secured by property located in its Lending Area.

     The Bank, through CitFed Mortgage, makes construction loans to builders and developers for the construction of one- to four-family residences in the Bank's Lending Area. The Bank also makes construction loans on single-family residences to individuals who will ultimately be the owner-occupier of the house. Recently, the Bank has begun to make construction loans to builders and developers for the construction of commercial real estate projects, including multi-family residences. The Bank does not intend for the origination of commercial real estate construction loans to be a significant portion of its
lending activities in the foreseeable future.   At March 31, 1997, construction
loans secured by single-family residential property totaled $78.3 million (including construction loans to residential home builders), or 93.7% of the Bank's total construction loan portfolio, and construction loans recorded as commercial real estate loans but secured by condominiums and land being developed for single-family residences totaled $5.3 million, or 6.3% of the Bank's total construction loan portfolio.

     Substantially all of the Bank's construction loans for owner-occupied residential property convert to permanent loans upon completion of the construction phase. These loans comply with secondary market guidelines, making them eligible for sale in the secondary market.

     Approximately 47.7% of the Bank's construction loans have been originated with adjustable rates of interest and have terms of one year or less. Loans to owner-occupants are for a period of six months, requiring payment of interest only during such period, and then convert to either a 15 or 30 year loan (with either a fixed or variable rate of interest). Construction loans generally have a maximum loan-to-value ratio of 80%. Loans to owner-occupants may have loan-to-value ratios up to 95%, with private mortgage insurance reducing the Bank's exposure to approximately 75%. The Bank's construction loans secured by commercial real estate generally do not provide an interest reserve for the payment of interest and fees from the loan proceeds. The Bank reviews personal financial statements and obtains personal guarantees for substantially all of its construction loans. The Bank lends to residential home builders generally at the rate of two homes at a time, except when homes have been pre-sold. At March 31, 1997, construction loans to residential home builders (excluding homes which have been pre-sold) totaled $15.3 million or 18.3% of the Bank's total construction loan portfolio.

     The Bank's construction loan agreements to builders generally provide that principal repayments are required as individual units are sold to third parties so that the remaining loan balance is in proportion to the value of the remaining security. Construction loan proceeds are disbursed in increments as construction progresses. Disbursements are scheduled by contract, with the Bank reviewing the progress of the underlying construction project prior to each disbursement.

     Construction loans are obtained principally by builders who have previously borrowed from the Bank or CitFed Mortgage, as well as referrals from such borrowers. The application process includes a submission to CitFed Mortgage of plans, specifications and costs of the project to be constructed/developed. CitFed Mortgage also reviews the borrower's existing financial condition and total debt outstanding. Loans are based on the appraised value of the underlying collateral, as completed.

     Construction lending is generally considered to involve a higher level of credit risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developers, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service total debt. In such cases, the Bank may be required to modify the terms of the loan. See "- Loan Delinquencies and Non-Performing Assets."

     The following table presents the number, amount and types of properties securing the Bank's construction loans at March 31, 1997, of which $493,800 were "of concern" loans as of that date.



                                    Number      Total Loan     Outstanding
                                   of Loans     Commitment       Balance
                                   --------     ----------     -----------
Construction Loans                          (Dollars in thousands)
------------------
One- to four-family:
  Owner-occupant (including
  builder pre-solds) ............      335        $64,448         $62,977
  Builders ......................       70         15,367          15,318
  Commercial real estate ........       13          6,476           5,275
                                  --------     ----------     -----------
    Total construction loans ....      418        $86,291         $83,570
                                  ========     ==========     ===========

     CONSUMER LENDING. The Bank has in its portfolio a variety of secured consumer loans, including home equity and second mortgage loans, education loans (which carry a guarantee from state governmental agencies), automobile loans, automobile leases and loans secured by savings deposits. In addition, the Bank has home improvement loans and unsecured consumer loans. The Bank continues its emphasis on all types of consumer lending, especially automobile leasing and home equity, automobile, boats and other direct installment loans, particularly to its existing customers. These consumer lending efforts have resulted in an increase in the consumer loan portfolio of $71.5 million from fiscal 1996. This increase has been primarily in automobile leases and home equity loans.

     At March 31, 1997, the Bank's consumer loan balance totaled $152.9 million, or 8.8% of its total loan portfolio. Of the consumer loan balance at March 31, 1997, 74.7% were fixed-rate loans and 25.3% were adjustable-rate loans.

     Consumer loan terms vary according to the type of collateral, term of the
loan and creditworthiness of the borrower.   The Bank offers both open- and
closed-end credit. Open-end credit is extended through home equity lines of credit. This credit line product generally bears interest at a variable rate tied to the prime rate of interest.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     COMMERCIAL BUSINESS LENDING. Federally chartered savings institutions, such as the Bank, are authorized to make secured or unsecured loans and letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

     At March 31, 1997, the Bank had $48.7 million in commercial business loans outstanding, constituting 2.8% of the Bank's total loan portfolio, or 1.7% of total assets, and additional available lines and letters of credit on existing commercial business loans totaling $23.6 million. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Included in commercial business loans, the Bank has $29.5 million of Small Business Administration variable-rate loans, which are unconditionally guaranteed by the U.S. Government and are included in the balance of commercial business loans outstanding at March 31, 1997. With the exception of the Small Business Administration loans, the Bank's commercial business lending has been focused on borrowers headquartered, or doing business, in the Bank's Lending Area. During fiscal 1997, the Bank increased its commercial business originations 328% over fiscal 1996. It is management's intent to continue to emphasize commercial business lending in fiscal 1998.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     The following table sets forth information regarding the number and amount of the Bank's commercial business loans and the amounts of such loans which were non-performing and "of concern" as of March 31, 1997. See "- Loan Delinquencies and Non-Performing Assets" for a discussion of the Bank's largest non-performing assets and items of concern.

                                                                     Total        Outstanding       Amount
                                                    Number           Loan          Principal          of
                                                   of Loans       Commitment        Balance         Concern
                                                   --------       ----------      -----------       -------
                                                                    (Dollars in thousands)
Secured Loans:
  Accounts receivable and equipment ........        69            $11,659             $ 5,562       $  849
  Certificates of deposit ..................         2                 29                  12          ---
  Stand-by letters of credit ...............        16             11,913                 ---          ---
  Stocks and bonds .........................        11                405                 364          ---
  Small Business Administration ............         5             29,489              29,489          ---
  Real estate:
    First mortgage .........................        89             11,658               8,958          178
    Second mortgage ........................        45              3,664               2,838          544
Unsecured loans ............................        37              3,455               1,510           18
                                                 -----            -------             -------       ------
Total commercial business loans ............       274            $72,272             $48,733       $1,589
                                                 =====            =======             =======       ======

     MORTGAGE-BACKED SECURITIES. At March31, 1997, all of the Bank's mortgage-backed securities were held as available for sale. The fair value of the Bank's mortgage-backed securities at March 31, 1997 was $780.9 million, or 26.6% of the Bank's total assets. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity. Of this total of mortgage-backed securities, $267.4 million, or 34.2%, carried adjustable rates of interest as of March 31, 1997. During fiscal 1997, in an effort to supplement its asset/liability mix, the Bank purchased $164.2 million of fixed-rate collateralized mortgage obligations ("CMOs") because of their attractive spread and short duration as well as $77.6 million of adjustable-rate mortgage-backed securities.

     CMOs are special types of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. For additional information regarding the amortized cost and estimated fair value of these securities, see Note 3 to the Notes to Consolidated Financial Statements in the Annual Report.

     All of the Bank's mortgage-backed securities have been issued or are backed by federal agencies or are rated AAA or higher. Accordingly, the Bank does not anticipate any credit problems in connection with these securities.

     ORIGINATIONS, PURCHASES AND SALES OF MORTGAGE LOANS AND MORTGAGE-BACKED SECURITIES. From time to time, the Bank purchases in the secondary market whole loans and mortgage-backed securities in accordance with its ongoing asset/liability management objectives. During fiscal 1997, 1996 and 1995, the Bank purchased for its portfolio $242.2 million, $243.7 million and $218.3 million, respectively, of loans and mortgage-backed securities. The Bank underwrites the loans it purchases on the basis of its own underwriting standards. See also "- One- to Four-Family Residential Mortgage Lending."

     The following table shows the origination, purchase, sale and repayment activities of the Bank for the periods indicated. All loans acquired by the Bank from CitFed Mortgage are shown as originated. This table excludes all mortgage loans which were exchanged for, or securitized as, mortgage-backed securities.

                                                                     Year Ended March 31,
                                                            --------------------------------------
Originations by Type:                                        1997             1996           1995
---------------------                                       -----             ----           ----
                                                                         (In thousands)
    Adjustable-rate:
     Real estate - one- to four-family ..............      $309,855         $201,341        $282,415
          - commercial .............................         11,665           10,822           5,548
     Commercial business ............................        36,710           13,565           7,779
     Consumer .......................................        42,765           36,576           9,300
                                                           --------         --------        --------
      Total fixed-rate ..............................       400,995          262,304         305,042
                                                           --------         --------        --------
    Fixed-rate:
     Real estate - one- to four-family ..............       291,587          438,734         196,301
     Consumer .......................................        66,852           13,453          27,017
                                                           --------         --------        --------
      Total fixed-rate ..............................       358,439          452,187         223,318
                                                           --------         --------        --------
       Total loans originated .......................       759,434          714,491         528,360
                                                           --------         --------        --------
    Purchased:
    ----------
    For Portfolio:
     Real estate - one- to four-family ..............           405           24,701         170,746
     Small Business Administration ..................           ---              ---          13,000
     Mortgage-backed securities .....................       241,775          219,002          34,544
    For resale ......................................        82,292           73,557         126,346
                                                           --------         --------        --------
     Total purchased ................................       324,472          317,260         344,636
                                                           --------         --------        --------
Sales and Repayments:
---------------------
    Real estate loans ...............................       393,128          419,762         361,729
    Mortgage-backed securities ......................           ---              ---          45,476
                                                           --------         --------        --------
     Total sales ....................................       393,128          419,762         407,205
    Principal repayments ............................       407,880          316,688         265,310
                                                           --------         --------        --------
     Total reductions ...............................       801,008          736,450         672,515
                                                           --------         --------        --------
    Increase (decrease) in other items, net .........        (5,258)          (8,893)         19,148
                                                           --------         --------        --------
     Net increase (decrease) ........................      $277,640         $286,408        $219,629
                                                           ========         ========        ========


     LOAN SERVICING

     One of the primary objectives of CitFed's Mortgage's operation is to create loan servicing. Typically, when loans are sold, CitFed Mortgage retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans. CitFed Mortgage receives a fee for performing these services. The amount of servicing fees collected by CitFed Mortgage varies, but is calculated on the outstanding principal amount of the loans serviced. From time to time, depending on market conditions, CitFed Mortgage sells loans on a servicing released basis, whereby the buyer of the loans also receives the right to service the loans.

     Effective April 1, 1996, the Corporation adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment to FASB Statement No. 65." SFAS 122 required that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan. A mortgage banking enterprise that sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing right ("MSR") and the loans based on their relative fair values. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" during June 1996. SFAS 125, among other things applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. While SFAS 125 supersedes SFAS 122, its accounting guidance is consistent, in most respects, with SFAS 122 concerning residential mortgage servicing rights. SFAS 125 also requires that MSRs be periodically analyzed for impairment by stratifying servicing assets based on one or more predominant risk characteristics and recognizing impairment through a valuation allowance on a disaggregated basis. The Corporation's adoption of SFAS 122 and 125 resulted in an increase to earnings of approximately $3.8 million (before tax) during fiscal 1997.

     The contractual right to service mortgage loans has an economic value that reflects the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, the availability of the cash from monthly principal and interest payments from the collection date to the remittance date, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age and maturity of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors.

     In fiscal 1997, CitFed Mortgage did not sell rights to service mortgages out of its mortgage loan servicing portfolio, compared to a sale of $1.5 billion for a gain of $3.5 million in fiscal 1996 and $232.0 million for a gain of $2.9 million in fiscal 1995. Management actively reviews and analyzes mortgage loan servicing rights. In addition, during fiscal 1997, CitFed Mortgage purchased rights to service approximately $700 million of mortgage loans. See "-General."

     In addition to the $1.5 billion of loans serviced for the Bank as of March 31, 1997, CitFed Mortgage's total portfolio of loans serviced for others consisted of approximately 51,200 loans, with an aggregate principal balance of $3.6 billion. The unamortized carrying amount of the MSRs was $34.2 million at March 31, 1997, compared to $20.5 million at March 31, 1996. This increase was primarily the result of purchasing $700 million in servicing rights with a book value of $12.5 million during the year. CitFed Mortgage amortizes the MSRs in proportion to the estimated net loan servicing fee income. See"- Subsidiary Activities - CitFed Mortgage Corporation of America."

     As a hedge against interest rate declines and the resulting impact associated with prepayment risk on MSRs, CitFed Mortgage purchased two 3-year interest rate floors with notional principal amounts of $150 million and $72 million for $847,500 and $269,000, respectively, in fiscal 1997. The strike rates are 5.76% and 6.00%, respectively, and the rates are both linked to the 10-year constant maturity treasury rate ("CMT"). If the 10-year CMT declines below the strike rate, CitFed Mortgage receives the difference between the 10-year CMT and the strike price multiplied by the notional principal amount. As rates decline, the interest received on the floors serves to offset the decline in servicing revenue resulting from mortgage loan prepayments. The interest rate floors had total, combined unrealized losses of $699,000 at March 31, 1997.

     LOAN DELINQUENCIES AND NON-PERFORMING ASSETS

     When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, contact with the borrower is made by phone. Additional written and verbal contact are made with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 90 days, the Bank usually institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by the Bank. Delinquent consumer loans are handled in a similar manner, except that initial contacts are made when the payment is 10 days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 30 days. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Ohio consumer protection laws.

     The following table sets forth information concerning delinquent mortgage and other loans at March 31, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. The percentages shown are of the Bank's total loan portfolio.




                                                        Real Estate
                        -------------------------  -----------------------  -----------------------  -----------------------------
                           One- to four-family           Commercial              Construction               Consumer
                        -------------------------  -----------------------  -----------------------  -----------------------------
                              Number   Amount   Percent  Number  Amount   Percent  Number  Amount  Percent  Number  Amount  Percent
                                                                (Dollars in thousands)
Loans delinquent for:
30-59 days ..................   155   $ 9,393    0.55%     9     $  987    0.06%      1    $  134    0.01%    59    $  528   0.03%
60-89 days ..................    41     3,105    0.18      3        625    0.04      --       ---      --     33       355   0.02
90 days and over ............    79     5,169    0.30      2        550    0.03       5       971    0.06     23       207   0.01
                                ---   -------    ----    ---     ------    ----     ---    ------    ----    ---    ------   ----
Total delinquent loans ......   275   $17,667    1.03%    14     $2,162    0.13%      6    $1,105    0.07%   115    $1,090   0.06%
                                ===   =======            ===     ======             ===    ======            ===    ======



                                      Commercial Business
                                   -------------------------
                                   Number   Amount   Percent
Loans delinquent for:
30-59 days .................          2      $89      0.01%
60-89 days .................         --       --        --
90 days and over ...........         --       --        --
                                    ---      ---      ----
Total delinquent loans .....          2      $89      0.01%
                                    ===      ===      ====

     The table below sets forth the amounts and categories of the Bank's non-performing assets including foreclosed assets. Loans are reviewed monthly and any loan whose collectibility is doubtful, even if loan payments are current, is placed on non-accrual status. Further, all loans are placed on non-accrual status when the loan becomes 90 days delinquent. Consumer loans are charged-off when the loan becomes 120 days delinquent (150 days delinquent for open-end credit). See "- Non-Accruing Loans." Foreclosed assets include assets acquired in settlement of loans. The amounts shown do not reflect reserves set up against such assets. See "- Allowance for Loan Losses."


                                                                           March 31,
                                           -------------------------------------------------------------------------
                                                  1997          1996            1995          1994           1993
                                                -------        -------        -------        -------        -------
                                                                  (Dollars in thousands)
Non-Performing Assets
 Non-accruing loans:
 One- to four-family .....................      $ 6,140        $ 4,595        $ 2,987        $ 5,041        $ 7,614
 Commercial real estate ..................          550         12,760          1,860          1,364          5,023
 Consumer ................................          207             38             52            120            261
 Commercial business .....................          ---            303            393            900            706
                                                -------        -------        -------        -------        -------
  Total ..................................        6,897         17,696          5,292          7,425         13,604
                                                -------        -------        -------        -------        -------
Foreclosed assets:
 One- to four-family ....................         3,452            823            523          1,144          1,991
 Commercial real estate .................         2,786          3,449          6,066          8,637          9,150
                                                -------        -------        -------        -------        -------
  Total .................................         6,238          4,272          6,589          9,781         11,141
                                                -------        -------        -------        -------        -------
Total non-performing assets .............       $13,135        $21,968        $11,881        $17,206        $24,745
                                                =======        =======        =======        =======        =======
Non-performing loans to total loans, net
(excluding loans held for sale) .........          0.42%          1.21%          0.39%          0.69%          1.60%
                                                =======        =======        =======        =======        =======
Non-performing assets to total assets ...          0.45%          0.85%          0.52%          0.85%          1.31%
                                                =======        =======        =======        =======        =======

     For the fiscal year ended March 31, 1997, gross interest income would not have been significantly higher had the non-accruing loans been current in accordance with their original terms.

     NON-ACCRUING LOANS. As of March 31, 1997, the Bank had $6.9 million in non-accruing loans, which constituted 0.42% of the Bank's total loan portfolio excluding loans held for sale. The Bank did not have any non-accruing loans or aggregate non-accruing loans to one borrower or group of related borrowers over $2.0 million in net principal balance.

     FORECLOSED ASSETS. As of March 31, 1997, the Bank had $6.2 million in carrying value of foreclosed assets. The Bank did not have any foreclosed assets over $2.0 million at that date.

     OTHER ITEMS OF CONCERN. In addition to the non-performing assets set forth in the previous table, as of March 31, 1997 the Bank had an aggregate of $18.1 million of other loans and assets, which included $1.4 million of one- to four-family residential loans, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concern as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The Bank had one loan of concern with a March 31, 1997 principal balance in excess of $2.0 million, and the following is a summary of that loan.

     Ohio - Hotel. In May 1985, the Bank originated a $5.5 million loan secured by a 203-room hotel, with banquet facilities. The Bank is monitoring this loan as a result of the 1994 operating statements received from the borrower indicating a negative debt service ratio that had further deteriorated from previous years. Although the loan has remained current, a review of 1996 internal financial statements still indicates that there is insufficient cash flow to pay debt service and therefore the loan continues to be monitored by the Bank. At March 31, 1997, this loan had a balance of $2.0 million.

     CLASSIFIED ASSETS. The Office of Thrift Supervision (the "OTS") classification system for problem assets of insured institutions covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. The Bank has not been required to materially increase its loss reserves for loans or real estate owned as a result of the most recent OTS or FDIC examinations.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Classified assets of the Bank as of the dates indicated were as follows:


                                           March 31,
                                  -------------------------
                                   1997     1996     1995
                                  -------  -------  -------
                                       (In thousands)
Substandard .....................  $19,554  $26,659  $25,503
Doubtful ........................      ---      ---       26
Loss ............................      707      663      465
                                   -------  -------  -------
 Total Classified Assets ........  $20,261  $27,322  $25,994
                                   =======  =======  =======



     The decrease in classified assets of $7.1 million from fiscal 1996 to fiscal 1997 resulted primarily from one loan for $9.3 million, secured by two commercial office buildings, being repaid during fiscal 1997 and the Bank charging approximately $1.8 million against its loan loss reserves. Classified one- to four-family residential mortgage loans decreased $627,000 and foreclosed assets increased $2.0 million from the previous year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality, Non-Performing Assets," in the Annual Report.

     All of the Bank's classified assets are reflected under the "Non-Accruing Loans," "Foreclosed Assets" or "Other Items of Concern" discussions above.

     ALLOWANCES FOR LOAN LOSSES. The allowances for loan losses are established through provisions for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for adequate allowances for loan losses. The Bank has certain asset review policies and procedures which established minimum general loan loss reserves for all types of loans. In determining the general reserves under these policies historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, fair values, the current loan portfolio and current economic conditions are considered. These policies also require additional reserves for all delinquent and classified loans. Management also believes the current level of the Bank's allowances for loan losses meets OTS regulations for determining the adequacy of its general valuation allowances for loan and lease losses. In addition, the Bank also established a policy of maintaining general valuation allowances at not less than 1% of total loans outstanding. This policy is reviewed annually in conjunction with the loan portfolio mix and current trends in non-performing loans, charge-offs and recoveries. These policies have had the effect of increasing the Bank's allowances for loan losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

     The Bank establishes an allowance against a given loan when management perceives a credit risk with that loan. The Bank continues to monitor and modify its allowances for loan losses as economic conditions dictate. Although the Bank maintains its allowances for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts.

     The following table sets forth an analysis of the Bank's allowances for loan losses at the dates indicated.


                                                                 Year Ended March 31,
                                                   ------------------------------------------------
                                                     1997      1996      1995       1994      1993
                                                   --------  --------  ---------  --------  -------
                                                                (Dollars in thousands)
Balance at beginning of period .............       $16,330   $15,782   $12,464    $ 9,640   $ 6,723

Charge-offs:
 Real Estate:
  One- to four-family ......................          (429)      (75)     (200)       (64)     (305)
  Commercial and multi-family ..............        (2,613)   (1,486)     (111)    (2,390)   (1,849)
 Consumer ..................................          (689)     (104)      (31)       (24)     (139)
 Commercial business .......................           (34)      (41)     (125)       ---    (1,330)
                                                   -------   -------   -------    -------   -------
  Total charge-offs ........................        (3,765)   (1,706)     (467)    (2,478)   (3,623)
                                                   -------   -------   -------    -------   -------
Recoveries:
 Real Estate:
  One- to four-family ......................           129        79        91         48        22
  Commercial and multi-family ..............         1,083       243       391         11        54
 Consumer ..................................           146        59        98        159       397
 Commercial business .......................            50       113        52        226        63
                                                   -------   -------   -------    -------   -------
  Total recoveries                                   1,408       494       632        444       536
                                                   -------   -------   -------    -------   -------
Net (charge-offs) recoveries ...............        (2,357)   (1,212)      165     (2,034)   (3,087)
Transfer from REO ..........................           ---       110       ---        ---       ---
Provision for loan losses ..................         2,850     1,650     3,153      4,858     6,004
                                                   -------   -------   -------    -------   -------
Balance at end of period ...................       $16,823   $16,330   $15,782    $12,464   $ 9,640
                                                   =======   =======   =======    =======   =======
Ratio of net charge-offs
 to average portfolio loans
 outstanding during the period .............          0.15%     0.08%    (0.01)%     0.22%      0.32%
                                                   =======   =======   =======    =======   =======
Ratio of allowances to non-accruing loans...        243.92%    92.28%   298.22%    167.87%    70.86%
                                                   =======   =======   =======    =======   =======

     The following table sets forth the allocation of the allowances for loan losses at the dates indicated by category of loans. The amount allocated on the following table to any category cannot be interpreted as an indication of expected future charge-offs in that category.



                                              At March 31,
                              --------------------------------------------
                               1997     1996      1995     1994     1993
                              -------  -------  --------  -------  -------
                                       (In thousands)
One- to four-family ......    $ 1,982  $ 2,382   $ 1,877  $ 1,646   $  884
Commercial real estate ...     13,071   12,183    11,843    8,939    7,318
Consumer .................        598      609       691      599      450
Commercial business ......      1,172    1,156     1,371    1,280      988
                              -------  -------  --------  -------  -------
Total ....................    $16,823  $16,330   $15,782  $12,464   $9,640
                              =======  =======  ========  =======  =======


     The following table represents the loan loss allowances as a percentage of the total allowances, as a percentage of the loan balance and as a percentage of non-accruing loans as of March 31, 1997.



                                                          Percent of
                                               Percent    Outstanding
                              March 31, 1997  of Total      Loan       Percent of
                                Allowance     Allowance    Balance     Non-Accruing
                              --------------  ---------  -----------  ------------
                                             (Dollars in thousands)
One- to four-family .........   $ 1,982        11.8%         0.2%           32%
Commercial real estate ......    13,071        77.7          8.7         2,376
Consumer ....................       598         3.5          0.4           288
Commercial business .........     1,172         7.0          2.4           N/A
                               --------      ------
Total .......................   $16,823       100.0%
                               ========      ======


     Based on the information available, management believes that the relationship of the allowances to total loans and to non-performing loans is adequate. The allowances represent management's expectations of probable losses within its portfolio.

TRUST DEPARTMENT

     The trust department was formed in fiscal 1984. As of March 31, 1997, it administered $433.9 million in assets. A full range of personal and business services is offered through the trust department. Fees are charged for services rendered generally on a quarterly basis, based upon the type of the trust account. CitFed Investment Group (through CF Property Management Company, a wholly-owned subsidiary of the Bank) sells mutual funds and insurance products through the Bank's retail branches. During fiscal 1997, CitFed Investment Group generated fee income of $1.2 million, as compared to $740,000 in fiscal 1996.

INVESTMENT ACTIVITIES

     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. As of March 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 14.7%. See "- Regulation - Liquidity."

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, the Bank's liquidity needs and the Bank's performance objectives.

     At March 31, 1997, the Bank's interest-earning time deposits totaled $22.9 million, or 0.78% of its total assets, and investment securities totaled $235.2 million, or 8.01% of its total assets. It is the Bank's general policy to purchase investment securities which are U.S. Government securities and federal agency obligations and other issues rated investment grade. At March 31, 1997, the average term to maturity or repricing of the investment securities portfolio was three years.

     The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.


                                                                               March 31,
                                                       -------------------------------------------------------
                                                             1997               1996               1995
                                                       -----------------  -----------------  -----------------
                                                        Amortized   % of   Amortized   % of   Amortized   % of
                                                        Cost       Total     Cost     Total     Cost     Total
                                                        ---------  -----  ---------  ------  ---------  ------
                                                                          (Dollars in thousands)
Interest-earning time deposits with banks ...........  $ 22,866  100.0%   $ 29,677  100.0%   $ 37,885  100.0%
                                                       ========  =====    ========  =====    ========  =====
Investment securities:
    U.S. government securities ......................  $ 64,693   23.3%   $ 39,213   17.8%   $ 66,888   33.3%
    Federal agency obligations ......................   124,405   44.7     103,768   47.0      65,798   32.8
    Floating-rate notes .............................       ---    ---      10,000    4.5      14,000    7.0
    Corporate debt securities .......................    46,099   16.6      35,762   16.2      27,954   13.9
                                                      ---------  -----   ---------  -----    --------  -----
    Subtotal ........................................   235,197   84.6     188,743   85.5     174,640   87.0

FHLB stock ..........................................    42,866   15.4      31,908   14.5      26,042   13.0
                                                       --------  -----   ---------  -----    --------  -----
    Total investment securities
    and FHLB stock ..................................  $278,063  100.0%   $220,651  100.0%   $200,682  100.0%
                                                       ========  =====    ========  =====    ========  =====

                                      25

     The composition and maturities of the investment securities portfolio, excluding FHLB of Cincinnati stock, are indicated in the following table.



                                                     March 31, 1997
                                           ----------------------------------------
                                            One Year     1 to 5     Total Investment
                                             or Less     Years        Securities
                                           ---------  ---------  -------------------
                                             Amortized  Amortized  Amortized    Fair
                                               Cost      Cost       Cost       Value
                                           ---------  ---------    ---------  --------
                                                     (Dollars in thousands)
        U.S. government securities .........  $ 9,055   $ 55,638   $ 64,693   $ 64,559
        Federal agency obligations(1) ......    6,839    117,566    124,405    122,392
        Corporate debt securities ..........   20,073     26,026     46,099     45,933
                                              -------   --------   --------   --------
        Total investment securities ........  $35,967   $199,230   $235,197   $232,884
                                              =======   ========   ========   ========
        Weighted average yield .............     6.77%      6.48%      6.53%
                                              =======   ========   ========


(1) Includes $833,000 of tax-exempt securities, the yield of which has been computed on a tax equivalent basis.

     The Bank's investment securities portfolio at March 31, 1997, did not contain any securities of any issuer with an aggregate book value in excess of 10% of the Bank's stockholders' equity, excluding those issued by the United States Government, or its agencies. The Bank's investment securities portfolio also contained no non-investment grade or unrated corporate debt securities (i.e., "junk bonds").

     The OTS adopted the Federal Financial Institutions Examination Council "Statement of Policy on Securities Activities" through its Thrift Bulletin 52. The bulletin requires depository institutions to establish prudent policies and strategies for securities transactions, describes securities trading and sales practices that are unsuitable when conducted in an investment portfolio and describes factors that must be considered when evaluating whether the reporting of an institution's investments is consistent with its intent and ability to hold such investments. This bulletin also establishes a framework for identifying when certain mortgage derivative products are high-risk mortgage securities that must be reported in a "trading" or "held for sale" account. Purchases of high-risk mortgage securities prior to the effective date of the bulletin generally are reviewed in accordance with previously-existing OTS supervisory policies. The Bank believes that it currently holds and reports its securities and loans in a manner consistent with the bulletin. Management also believes that it holds no high-risk mortgage securities, as defined in the bulletin.

     As of March 31, 1997, mortgage-backed securities available for sale and investment securities held to maturity had market values of $780.9 million and $232.9 million, respectively. The mortgage-backed securities available for sale are carried at fair value. For information regarding the Bank's investment and mortgage-backed securities portfolio, see Notes 1 and 3 of the Notes to Consolidated Financial Statement in the Annual Report.

SOURCES OF FUNDS

     GENERAL. The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal (including mortgage-backed securities), borrowings, sales of mortgage loans, sales or maturities of investment securities, mortgage-backed securities and short-term investments, and funds provided from operations. The Corporation may receive dividends from the Bank and also has the ability to access the capital markets.

     Borrowings, predominantly from the FHLB of Cincinnati, may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities.

     DEPOSITS. The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook and statement accounts, NOW and demand deposit accounts, money market and certificate accounts. The Bank solicits deposits primarily from its market area and relies primarily on competitive pricing policies, advertising, and customer service to attract and retain these deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook and statement savings, money market, NOW and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificate accounts, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.


                                                                    March 31,
                                        -----------------------------------------------------------------
                                                1997                   1996                  1995
                                        ---------------------  --------------------  --------------------
                                                     Percent               Percent               Percent
                                          Amount     of Total    Amount    of Total    Amount    of Total
                                        -----------  --------  ----------  --------  ----------  --------
                                                          (Dollars in thousands)
Non-Certificates:
-----------------
Passbook and statement
 savings accounts ....................   $ 212,666     12.61%  $  213,229    12.91%  $  218,716    13.86%
NOW accounts .........................     183,068     10.85      179,660    10.88      178,284    11.30
Demand deposit accounts ..............     112,461      6.67      143,423     8.68      100,256     6.35
Money market accounts ................     125,969      7.47      132,857     8.04      152,802     9.69
                                         ---------   -------   ----------  -------   ----------  -------

Total non-certificates  ..............     634,164     37.60      669,169    40.51      650,058    41.20
                                         ---------   -------   ----------  -------   ----------  -------
Certificates:
-------------
    0  -  3.99% ......................            7      ---        1,483     0.09       49,230     3.12
 4.00  -  5.99% ......................      649,943    38.53      570,580    34.55      472,965    29.98
 6.00  -  7.99% ......................      369,944    21.93      373,795    22.63      353,155    22.38
 8.00  -  9.99% ......................       29,940     1.77       34,222     2.07       43,214     2.74
10.00 - 11.99% .......................          ---      ---           16     0.00        6,579     0.42
                                         ----------   ------   ----------  -------   ----------  -------
Total certificates ...................    1,049,834    62.23      980,096    59.34      925,143    58.64
Accrued interest .....................        2,937     0.17        2,491     0.15        2,497     0.16
                                         ----------   ------   ----------  -------   ----------  -------
Total deposits and accrued interest ..   $1,686,935   100.00%  $1,651,756   100.00%  $1,577,698   100.00%
                                         ==========   ======   ==========   ======   ==========  =======

     The following table sets forth the savings flows at the Bank during the periods indicated. Net increase (decrease) refers to the amount of deposits during a period less the amount of withdrawals during the period.


                                               Year Ended March 31,
                                        -------------------------------------
                                             1997         1996         1995
                                             -----       -----         -----
                                                       (In thousands)
Opening balance .....................      $1,649,265   $1,575,201   $1,375,914
Net deposits (withdrawals) ..........         (19,087)      18,296       38,030
Deposits of branches acquired .......             ---          ---      115,538
Interest credited ...................          53,820       55,768       45,719
                                           ----------   ----------   ----------
Ending balance ......................      $1,683,998   $1,649,265   $1,575,201
                                           ==========   ==========   ==========
Net increase ........................      $   34,733   $   74,064   $  199,287
                                           ==========   ==========   ==========
Percent increase ....................            2.11%        4.70%       14.48%
                                           ==========   ==========   ==========

     CHANGE IN DEPOSITS. The $34.7 million increase in deposits for fiscal 1997 was a result of a $69.7 million increase in certificates of deposit and a $35.0 million decrease in transaction accounts. As in prior years, the Bank has continued to focus its retail strategy towards attracting lower costing transaction accounts to generate additional fee-based income. The number of checking accounts continues to grow each year, with over 100,000 accounts at March 31, 1997, compared to 88,000 at March 31, 1996. See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report. Deposit flows at savings institutions may also be influenced by external factors such as governmental credit policies and, particularly in recent periods, depositors' perceptions of the adequacy of federal insurance of accounts.

     During fiscal 1997, the Bank purchased interest rate swaps in the notional amount of $50 million to hedge fixed-rate consumer certificates of deposit.
The agreements provide for interest to be received on the notional amounts at fixed interest rates and provides for interest to be paid at floating rates based upon three- and six-month London Inter-Bank Offered Rate ("LIBOR"). The counterparty has the right to call the swaps beginning in March 1998; however, the Bank has the right to call $50 million of certificates of deposit during fiscal 1998 and thereafter without penalty.

     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 1997.


Certificate Accounts Maturing     0.00-        4.00-      6.00-      8.00-                  Percent
in Quarter Ending:                3.99%        5.99%      7.99%      9.99%        Total     of Total
-----------------------------   ------------  ---------  ---------  ----------  --------    --------
                                                      (DOLLARS IN THOUSANDS)

June 30, 1997 ................  $   ---     $112,022   $  7,455     $    97   $  119,574     11.39%
September 30, 1997 ...........      ---       70,946      7,762         846       79,554      7.58
December 31, 1997 ............      ---      133,204     27,211       2,168      162,583     15.49
March 31, 1998 ...............      ---      103,650    108,896       3,579      216,125     20.59
June 30, 1998 ................        7       50,650     20,352       1,364       72,373      6.89
September 30, 1998 ...........      ---       23,540      9,063         956       33,559      3.20
December 31, 1998 ............      ---       28,752      9,355       1,924       40,031      3.81
March 31, 1999 ...............      ---       43,063      2,246       7,377       52,686      5.02
June 30, 1999  ...............      ---        7,681      3,215       6,977       17,873      1.70
September 30, 1999 ...........      ---        5,832      3,709       2,010       11,551      1.10
December 31, 1999 ............      ---       29,070      1,335         999       31,404      2.99
March 31, 2000 ...............      ---       16,445     32,238         ---       48,683      4.64
Thereafter ...................      ---       25,088    137,107       1,643      163,838     15.60
                                -------       ------   --------     -------   ----------     -----
Total ........................  $     7     $649,943   $369,944     $29,940   $1,049,834    100.00%
                                =======     ========   ========     =======   ==========    ======
Percent of total .............      ---%       61.91%     35.24%       2.85%      100.00%
                                =======     ========   ========     =======   ==========

     The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of March 31, 1997.


                                                 Maturity
                                   -------------------------------------------------
                                              Over      Over
                                   3 Months  3 to 6   6 to 12   Over 12
                                    or Less   Months    Months    Months     Total
                                   --------  -------  --------  --------  ----------
                                                 (In thousands)

Certificates of deposit
less than $100,000 ..............   $108,697  $73,805  $281,074  $278,323  $  741,899
Certificates of deposit
$100,000 or more.................     14,092    5,008    95,160   193,675     307,935
                                    --------  -------  --------  --------  ----------
Total certificates of
deposit .........................   $122,789  $78,813  $376,234  $471,998  $1,049,834
                                    ========  =======  ========  ========  ==========

     BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings to supplement its cash flow and liquidity requirements.

     The Bank obtains advances from the FHLB of Cincinnati and collateralizes such advances with its capital stock in the FHLB of Cincinnati and certain of the Bank's mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At March 31, 1997, the Bank's FHLB of Cincinnati advances totaled $720.5 million, representing 24.5% of total assets.

     The Bank enters into sales of securities under agreements to repurchase ("reverse repurchase agreements") with nationally recognized primary securities dealers. Reverse repurchase agreements are accounted for as borrowings by the Bank and are generally secured by mortgage-backed securities. The proceeds of these transactions are used to meet cash flow needs of the Bank. Certain risks are associated with the use of reverse repurchase agreements, including the requirement to provide collateral in connection with borrowings made through the use of such agreements and the possibility that the agreements may not be renewed upon their expiration. As of March 31, 1997, the Bank had $267.6 million of reverse repurchase agreements outstanding.

     In August 1993, the Corporation issued $40.3 million of 8.25% Subordinated Notes due September 1, 2003. The Subordinated Notes are redeemable, in whole or in part, as of September 1, 1996, have no sinking fund and are unsecured general obligations of the Corporation. The Corporation invested $22.0 million as additional capital of the Bank, and the remaining balance is being used by the Corporation for general corporate purposes. See Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

     Because the Bank's asset mix consists primarily of adjustable-rate loans and short-term investments, the Corporation has entered into an interest rate swap agreement through September 2003 that matches its Subordinated Notes. The agreement provides for interest to be received on the notional amount of $40.3 million at 6.14% and provides for interest to be paid at floating rates based on six-month LIBOR, which matches the Bank's adjustable-rate assets.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the years indicated.



                                                                   Year Ended March 31,
                                                              ------------------------------
                                                               1997       1996        1995
                                                              ------     ------      -------
                                                                    (In thousands)
Maximum Balance:
----------------
FHLB advances ..........................................      $900,743   $612,166   $477,073
Securities sold under agreements to repurchase .........       267,647    100,000    172,918
Subordinated Notes .....................................        40,135     40,135     40,250
Other borrowings .......................................         5,415      5,801      6,888

Average Balance:
----------------
FHLB advances ..........................................      $706,857   $469,999   $444,778
Securities sold under agreements to repurchase .........       192,117     65,700     60,802
Subordinated Notes .....................................        40,103     40,135     40,219
Other borrowings .......................................         5,238      5,664      6,471

     The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated.


                                                                        March 31,
                                                              ------------------------------
                                                               1997       1996        1995
                                                              ------     ------      -------
                                                                 (Dollars in thousands)
FHLB advances ..........................................    $  720,482   $602,504   $416,006
Securities sold under agreements to repurchase .........       267,647    100,000     67,351
Subordinated Notes .....................................        40,050     40,135     40,135
Other borrowings .......................................         4,676      5,422      5,807
                                                            ----------   --------   --------
Total borrowings .......................................    $1,032,855   $748,061   $529,299
                                                            ==========   ========   ========
Weighted average interest rate of FHLB advances ........          5.61%      5.34%      6.16%
Weighted average interest rate of securities sold
under agreements to repurchase .........................          5.53%      5.10%      6.54%
Weighted average interest rate of Subordinated Notes ...          8.25%      8.25%      8.25%
Weighted average interest rate of other borrowings .....          4.47%      3.74%      3.74%

SUBSIDIARY ACTIVITIES

     The Bank has four wholly owned subsidiaries, two of which are active, engaged in mortgage banking and management and sales of investment products.

     As a federally chartered savings institution, the Bank is permitted by OTS regulations to invest up to 2% of its assets, plus up to 50% of its risk-based capital, in the stock of and in conforming loans to service corporation subsidiaries ($155.1 million at March 31, 1997). As of such date, the Bank had two subsidiaries that are classified as service corporations. The net book value of the Bank's investment in and loans to its service corporations for regulatory purposes was $8,500. The following is a description of these service corporations and their principal activities.

     C.F. PROPERTY MANAGEMENT COMPANY. C.F. Property (which does business as CitFed Investment Group) was organized, with an equity investment of $7,500, in order to manage income producing property acquired through foreclosure by the Bank. At March 31, 1997, there were no properties under management. In 1991, C.F. Property received FDIC approval to offer, and began to offer, a variety of mutual funds and insurance products at the Bank's retail office locations through an independent service provider. Management believes offering alternative investment options to its customers enhances the Bank's overall customer relationships. Effective in April 1995, the Bank initiated a new program utilizing Essex Corporation as the third-party agent. The new program operates under the name CitFed Investment Group and offers similar products as it did in its prior program; however, the sales force in the retail office locations will be employees of C.F. Property rather than the third party provider. CitFed Investment Group generated $1.2 million of fee income during the fiscal year ended March 31, 1997.

     DAYTON FINANCIAL SERVICES CORP. Dayton Financial Services Corp. ("DFS") operated a residential land development company operating in the Bank's market area. As of March 31, 1997, DFS was no longer active and held no assets. This was a result of a planned termination of activities pursuant to OTS regulations regarding allowable activities for subsidiaries in determining regulatory capital compliance.

     CITFED MORTGAGE CORPORATION OF AMERICA. CitFed Mortgage is a wholly owned operating subsidiary of the Bank engaged in mortgage banking. As of March 31, 1997, the Bank's total investment in CitFed Mortgage was $28.5 million. In addition, the Bank provides CitFed Mortgage with a $250 million warehouse line of credit to fund its mortgage loan origination activity as well as a $50 million line of credit to fund the purchase of mortgage-servicing rights. CitFed Mortgage does not use warehouse lines of credit from outside sources.

     Mortgage banking is the process of originating or purchasing, selling and servicing mortgage loans. Revenues from mortgage banking operations include loan origination fees, interest earned on mortgages during the period they are held for sale (net of funding costs), gains (or losses) from the sale of mortgage loans, loan servicing fees and gains from the sale of any loan servicing. CitFed Mortgage's mortgage banking function began in fiscal 1986. Currently, all adjustable-rate mortgage loans originated by CitFed Mortgage are sold to the Bank, with other loans generally sold in the secondary market. Mortgage loan underwriting by CitFed Mortgage is done in accordance with the Bank's underwriting guidelines. See "-Lending Activities." The Bank purchases a limited amount of fixed-rate loans from CitFed Mortgage.

     In the event interest rates rise between the time loans or purchase commitments are issued and the time loans are sold, CitFed Mortgage may be unable to sell the loans without incurring significant losses. CitFed Mortgage generally hedges this risk by using cash forward commitments.

     Under a forward commitment, CitFed Mortgage agrees to sell fixed-rate loans at a specified price and at a specified future date. The use of fixed-rate mortgage loan commitments for future delivery (settlement dates range from 30 to 90 days) has enabled CitFed Mortgage to continue to originate new mortgage loans, and thereby generate servicing fee income, while hedging its exposure to interest rates. Forward commitments present a risk to CitFed

Mortgage if CitFed Mortgage is not able to deliver the mortgage loans during the appropriate delivery period. If this should occur, CitFed Mortgage may also take an opposite position in order to avoid making delivery, or purchase mortgage loans in the market in order to satisfy its original commitment. CitFed Mortgage attempts to limit this risk through daily management of its commitments to fund loans and commitments to sell loans. CitFed Mortgage further attempts to limit the effects of this risk by limiting the number of days between loan application and loan closing (generally a 60 day period during which time the rate of interest is fixed) or by charging potential borrowers a fee at the time of application to fix the interest rate for a longer period (usually six months).

     Management reviews general market conditions on a continual basis in order to assess the magnitude and type of hedging position management believes to be prudent under the circumstances. CitFed Mortgage generally attempts to hedge an amount equal to 100% of its anticipated closings. There can be no assurance that CitFed Mortgage, through the hedging techniques it utilizes, will be successful in offsetting its exposure to interest rate fluctuations between the time of the loan or purchase commitment and the ultimate sale of the loan. The use of hedging techniques for speculative purposes is prohibited by Bank and CitFed Mortgage policies and federal regulations. CitFed Mortgage's loans that will be sold in the Secondary Market are recorded at the lower of cost or market.

     CitFed Mortgage's loan servicing department is responsible for maintenance of permanent loan files, establishment and maintenance of computer-based files and records, billing and collection of loan payments, administration of escrow accounts (including disbursements for real property taxes and insurance as necessary), and administration of all transactions affecting a loan, such as modifications of terms, assumptions, full and partial loan repayments and releases of collateral. The servicing department is also responsible for directing and monitoring legal action to enforce payment in accordance with contract terms if a borrower defaults. In addition, the servicing department maintains records and documents, produces reports, and generally administers and remits on loans serviced for investors other than the Bank. CitFed Mortgage receives a servicing fee for performing these services for others.

     As a hedge against interest rate declines and the resulting impact associated with prepayment risk on mortgage servicing rights, CitFed Mortgage purchased two 3-year interest rate floors with notional principal amounts of $150 million and $72 million for $847,500 and $269,000, respectively, in fiscal 1997. The strike rates are 5.76% and 6.00%, respectively, and they are linked to the 10-year constant maturity treasury rate ("CMT"). If the 10-year CMT declines below the strike rate, CitFed Mortgage receives the difference between the 10-year CMT and the strike price multiplied by the notional principal amount. As rates decline, the interest received on the floors serves to offset the decline in servicing revenue resulting from mortgage loan prepayments. The interest rate floors had unrealized losses of $699,000 at March 31, 1997.

     For more information on loan servicing and mortgage banking operations, see "-- Loan Servicing" and Note 17 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table summarizes certain information as to CitFed Mortgage's loan servicing portfolio at the dates shown.


                                                                       At March 31,
                               --------------------------------------------------------------------------------------------
                                        1997                           1996                           1995
                               ------------------------------  -----------------------------  -----------------------------
                                                     Percent                        Percent                        Percent
                               Number     Amount     of Total  Number    Amount     of Total  Number    Amount     of Total
                               ------  ------------  --------  ------  -----------  --------  ------  -----------  --------
                                                                 (Dollars in thousands)
Loans owned by the
 Bank and serviced
 by CitFed Mortgage ........     22,007    $1,543,012    29.9%   20,264   $1,449,485     32.7%  18,203   $1,303,550     21.4%
Loans serviced for others ..     51,157     3,625,793    70.1    44,587    2,989,153     67.3   66,322    4,782,442     78.6
                                 ------    ----------   -----    ------   ----------    -----   ------   ----------    -----
Total loans serviced .......     73,164    $5,168,805   100.0%   64,851   $4,438,638    100.0%  84,525   $6,085,992    100.0%
                                 ======    ==========   =====    ======   ==========    =====   ======   ==========    =====
Unamortized mortgage
 servicing rights and
 premiums on the sale
 of loans ..................               $   34,320                     $   20,684                     $   41,656
                                           ==========                     ==========                     ==========

COMPETITION

     The Bank faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. Some of the Bank's competitors, however, have higher lending limits than does the Bank.

     The Bank attracts most of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions and commercial banks located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. Automated teller machine ("ATM") facilities are available at 35 branch locations. In addition, the Bank has four stand alone ATMs, and is a member of the Money Access Centers Network, "MAC," a large eastern ATM network. This affiliation reduces the Bank's ATM transaction costs, as well as provides its customers access to more proprietary ATMs outside of Ohio.

REGULATION

     The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Corporation also is subject to federal regulation and oversight. The purpose of the regulation of the Corporation and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and the FDIC examination of the Bank were as of March 31, 1995 and June 30, 1996, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS or FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended March 31, 1997 was $404,800.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1997, the Bank's lending limit under this restriction was $28.9 million.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

     INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     For the first six months of 1995, the assessment schedule for Bank Insurance Fund ("BIF") members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of
 .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not obtain its designated reserve ratio until the year 2002. As a result, SAIF members would have been subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attained the required reserve ratio.

     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $10.3 million was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended March 31, 1997.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Company. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rate currently being assessed on the Bank is 6.3 basis points on SAIF deposits. The current rate for BIF-member institutions is 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

     REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 1997, the Bank had $34.2 million of unamortized mortgage servicing rights, none of which was required to be deducted from tangible capital.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. All subsidiaries of the Bank, other than DFS (which terminated all activities as of March 31, 1997, and, therefore had no assets on that date), are includable subsidiaries.

     At March 31, 1997, the Bank had tangible capital of $176.8 million, or 6.06% of adjusted total assets, which is approximately $133.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At March 31, 1997, the Bank had no intangibles which were subject to these tests.

     At March 31, 1997, the Bank had core capital equal to $176.8 million, or 6.06% of adjusted total assets, which is $89.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At March 31, 1997, the Bank did not have any capital instruments that qualify as supplementary capital, but did have $16.8 million of general loss reserves, which did not exceed 1.25% of risk-weighted assets.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans, nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments and excess qualifying purchased mortgage servicing rights. The Bank had $918,000 of exclusions from capital and assets at March 31, 1997.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     OTS regulations also require that every savings association with more than normal interest rate risk ("IRR") exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its IRR exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an IRR deduction determination. It is uncertain as to when this evaluation may be completed. Based upon the results of the OTS IRR calculation at March 31, 1997, the Bank would not have had any deduction from capital when calculating risk-based capital.

     On March 31, 1997, the Bank had total risk-based capital of $192.7 million (including $176.8 million in core capital and $15.9 million in qualifying supplementary capital) and risk-weighted assets of $1.4 billion (including $12 million in converted off-balance sheet) or total capital of 13.78% of risk-weighted assets. This amount was $80.8 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability and the value of the Corporation's common stock. Corporation shareholders do not have preemptive rights, and therefore, if the Corporation is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Corporation's current shareholders.

     LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     LIQUIDITY. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At March 31, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 14.7% and a short-term liquid assets ratio of 4.1%.

     ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

     OTS accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

     QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1997, the Bank met the test and has always met the test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Corporation Regulation."

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was last examined for CRA compliance in April 1995 and received a rating of "outstanding."


     TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     HOLDING COMPANY REGULATION. The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition. Based on the Corporation's current activities, this restriction would not have a material impact on the Corporation.

     If Citizens fails the QTL test, the Corporation must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Corporation must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     FEDERAL SECURITIES LAW. The Corporation Common Stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Corporation stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Corporation may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At March 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati. At March 31, 1997, Citizens had $42.9 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.6% and were 7.0% for calendar year 1996 and 7.0% for the three months ended March 31, 1997.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

     For the fiscal year ended March 31, 1997, dividends paid by the FHLB of Cincinnati to the Bank totaled approximately $2.6 million, which constituted an increase of approximately $650,000 over the $2.0 million of dividends received in the fiscal year ended March 31, 1996. The $723,000 dividend amount received for the quarter ended March 31, 1997 reflects an annualized rate of 7.0%, equal to the rate for fiscal 1996.

     FEDERAL AND STATE TAXATION. Prior to 1996, savings associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), were permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally one- to four-family residential loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 32.2% assuming the maximum percentage bad debt deduction).

     If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association could not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period.

     In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1997, the Bank's Excess for tax purposes totaled approximately $33 million.

     The Corporation files consolidated federal income tax returns with the Bank and its subsidiaries using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

     The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through 1993. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

     OHIO TAXATION. The Bank is subject to the Ohio corporate franchise tax. As a financial institution, the Bank computes its franchise tax on its net worth. Under this method, the Bank will compute its Ohio corporate franchise tax by multiplying its net worth (as determined under generally accepted accounting principles) as specifically adjusted pursuant to Ohio law, by the applicable tax rate, which is currently 1.5%. The Corporation is subject to the Ohio franchise tax on holding companies of financial institutions. The tax imposed is the greater of the tax on net worth, as adjusted to include the portion attributable to the Bank, or the tax on net income.

     DELAWARE TAXATION. As a Delaware holding company, the Corporation is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Corporation is also subject to an annual franchise tax imposed by the State of Delaware.

     NEW ACCOUNTING PRONOUNCEMENTS. During March 1995, the FASB issued its Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Corporation adopted SFAS 121 effective April 1, 1996. Adoption of this Statement did not have a material impact on the financial condition or results of operations of the Corporation.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment to FASB Statement No. 65." Effective April 1, 1996, the Corporation adopted the provisions of SFAS No. 122. SFAS 122 required that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan. A mortgage banking enterprise that sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the MSR and the loans based on their relative fair values. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" during June 1996. SFAS 125, among other things, applies a "financial components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. While SFAS 125 supersedes SFAS 122, its accounting guidance is consistent, in most respects, with SFAS 122 concerning residential mortgage servicing rights. SFAS 125 requires that MSR be periodically analyzed for impairment by stratifying servicing assets based on one or more predominant risk characteristics and recognizing impairment through a valuation allowance on a disaggregated basis. Certain aspects of SFAS No. 125 were amended by SFAS No.127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The Corporation's adoption of SFAS 122 and 125 resulted in an increase to earnings of approximately $3.8 million (before tax).

     During October 1995, the FASB issued its Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." This Statement establishes optional financial accounting standards and additional disclosure requirements for stock-based employee compensation plans. SFAS 123 is required to be implemented for financial statements for fiscal years beginning after December 15, 1995. The Corporation adopted SFAS 123 on April 1, 1996. Since the Corporation retained its current accounting method for its stock-based employee compensation plans, this Statement only requires additional disclosures for the Corporation, and as such, its adoption did not have a material impact on the Corporation's financial condition or results of its operations.

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share." This Statement modifies the standards for computing earnings per share and replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. The Statement is effective for financial statements issued after December 15, 1997. The Corporation has not adopted SFAS 128 in its March 31, 1997 consolidated financial statements and has not yet determined what effect its adoption will have on subsequently filed consolidated financial statements.

EMPLOYEES

     At March 31, 1997, the Corporation, including its subsidiaries, had a total of 714 employees, including 99 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE CORPORATION AND THE BANK WHO ARE NOT DIRECTORS

     The following table sets forth certain information regarding the executive officers of the Corporation and the Bank who are not also directors.

Name                   Age(1)  Positions Held with Bank and Corporation
----                   ------  ----------------------------------------
William M. Vichich     49      Executive Vice President,  Chief Operating Officer
                               and Chief Financial Officer of the Corporation and
                               the Bank
John H. Curp           49      Senior Vice President of the Corporation and the
                               Bank, Secretary of the Corporation
Hazel L. Eichelberger  59      Senior Vice President of the Corporation and the
                               Bank and Secretary of the Bank
Nancy A. Hussong       41      Senior Vice President of the Corporation and the Bank
Sebastian J. Melluzo   55      Senior Vice President of the Corporation and the Bank
Gerald E. Miller       55      Senior Vice President of the Corporation and the Bank
Mary L. Larkins        49      Senior Vice President of the Corporation and the
                               Bank and President of CitFed Mortgage
Diana L. Schoenberger  49      Vice President of the Corporation and the Bank

----------------------

(1)  At March 31, 1997.


     The business experience of each executive officer who is not also a director is set forth below.

     WILLIAM M. VICHICH - Mr. Vichich has served as the Bank's chief financial officer since November 1984. Mr. Vichich was appointed executive vice president of the Bank in 1989. Mr. Vichich was appointed to identical
positions with the Corporation in February 1991.   In 1994, Mr. Vichich was
appointed chief operating officer of the Corporation and the Bank. Mr. Vichich joined the Bank in June 1984 as vice president of financial planning. Mr. Vichich holds a master of business administration and bachelor of science degrees from the University of Illinois. He is also a certified public accountant.

     JOHN H. CURP - Mr. Curp has been the Bank's chief legal counsel since 1981 and a senior vice president since 1986. Mr. Curp has been a senior vice president and corporate secretary of the Corporation since February 1991. He also serves as the executive vice president of Dayton Financial Services, the residential land development subsidiary of the Bank. Mr. Curp holds a juris doctor degree from Ohio Northern University College of Law and a bachelor of science degree from Wright State University.

     HAZEL L. EICHELBERGER - Ms. Eichelberger has been the Bank's corporate secretary since 1986 and senior vice president in charge of trust services since 1986. Ms. Eichelberger has been a senior vice president of the Corporation since 1991. Ms. Eichelberger is a graduate of the Institute of Financial Education, Ohio Savings and Loan Academy and the Financial Management Program, Ohio State University.

     NANCY A. HUSSONG - Ms. Hussong joined the Bank in November 1995 as senior vice president of retail banking operations. Prior to joining the bank, she was vice president, district sales manager for Society Bank in Dayton. Ms. Hussong was with Society Bank for over 15 years. She graduated from the University of Dayton with a Bachelors of Science Degree in Marketing.

     SEBASTIAN J. MELLUZZO - Mr. Melluzzo joined the Bank in October 1995 as senior vice president of commercial banking and credit services. Mr. Melluzzo has over 20 years of banking experience most recently as President of Society Bank's Dayton District from 1989 to 1994. He graduated from Capital University with a Bachelor of Arts Degree in Business Administration.

     GERALD E. MILLER - In 1991, Mr. Miller was appointed senior vice president of funds administration including responsibility over the Bank's payroll functions. From 1987 to 1991, Mr. Miller had been the Bank's senior vice president of savings and checking administration and operations. He has worked in every phase of the Bank's accounting department since 1960. Mr. Miller became a senior vice president of the Corporation in 1991. Mr. Miller has an associate in arts degree from Miami-Jacobs Junior College of Business.

     MARY L. LARKINS - Ms. Larkins has been senior vice president of the Bank and executive vice president of the Bank's subsidiary, CitFed Mortgage since 1987. In 1994, Ms. Larkins was elected President of CitFed Mortgage. Ms. Larkins' responsibilities have included managing the origination, servicing and selling of the Bank's mortgage loans. Prior to 1987, Ms. Larkins served in various capacities since joining the Bank in 1983. Ms. Larkins has been a senior vice president of the Corporation since 1991.

     DIANA L. SCHOENBERGER - Ms. Schoenberger joined the Bank in June 1986 as vice president in charge of marketing and communications. Prior to joining the Bank, she was vice president, responsible for corporate communications and product development for NCR Credit Union. Ms. Schoenberger graduated from Ohio University with a Bachelor of Science Degree in Journalism. She has received a Financial Institution Certification for Bank Marketing from the University of Missouri.

ITEM 2.  PROPERTIES

     The Bank and the Corporation lease the office building in which their home office and executive offices are located. At March 31, 1997, the Bank owned 12 of its branch offices and one mortgage loan origination office and the remaining 23 branch offices and 12 mortgage loan origination offices were leased for varying terms. As of March 31, 1997, the net book value of the Bank's investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $15.1 million.

     The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Corporation.

     The Bank maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at March 31, 1997 was $3.2 million.

     The Bank also held for sale, as of March 31, 1997, one property which had previously been used in the operation of the Bank's business.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation, the Bank and its subsidiaries are involved as plaintiffs or defendants in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank and the Corporation in the proceedings, that the resolution of these proceedings should not have a material adverse effect on the Corporation's consolidated financial position.

     In August 1995, the Corporation filed suit against the United States Government for reneging on contracts with the Bank regarding the treatment of supervisory goodwill as capital. On July 1, 1996, the Supreme Court, by a vote of seven to two, ruled that the Government had breached the contract in three supervisory goodwill cases and referred these cases to the U.S. Court of Federal Claims to determine damages. Management believes this ruling is favorable to all pending goodwill suits including the Corporation's. These cases are presently being tried in the claims court and no damage awards have been made. The Corporation's suit would not be heard by the court until 1998-1999 at the earliest. No amounts have been recorded in the Consolidated Financial Statements for this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1997.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common shares of CitFed Bancorp, Inc. trade on the Nasdaq Stock Market under the symbol CTZN. At March 31, 1997, there were 8,613,086 shares of CitFed Bancorp, Inc. stock issued and outstanding and there were approximately 5,700 stockholders. The Corporation pays a quarterly cash dividend. The dividend policy is reviewed regularly by the Board of Directors.

         The following table shows quarterly stock prices:

                      --------------------------------------------------------
                                                   Year Ended March 31, 1997
                                             ---------------------------------
                                                   High                Low
                      --------------------------------------------------------
                      First quarter               $26.75              $22.67

                      Second quarter               27.00               24.17

                      Third quarter                34.50               25.17

                      Fourth quarter               37.25               31.25

                      Total year                   37.25               22.67
                      ========================================================
                      --------------------------------------------------------
                                                   Year Ended March 31, 1996
                                             ---------------------------------
                                                   High                Low
                      --------------------------------------------------------

                      First quarter               $18.33              $17.50

                      Second quarter               26.50               17.83

                      Third quarter                24.17               21.67

                      Fourth quarter               24.50               22.17

                      Total year                   26.50               17.50
                      ========================================================

ITEM 6.  SELECTED FINANCIAL DATA

                              FIVE-YEAR SUMMARY OF
                      SELECTED CONSOLIDATED FINANCIAL DATA



(Dollars in thousands, except per share data)                       1997       1996         1995         1994        1993
------------------------------------------------------------------------------------------------------------------------------------
Financial Condition Data (at March 31):
      Total assets                                               $2,937,269  $2,597,886   $2,293,861  $2,030,739  $1,882,957
      Loans receivable                                            1,673,957   1,521,500    1,378,261   1,070,705     908,192
      Securities available for sale                                 780,862     655,679      234,008     296,618      12,704
      Securities held to maturity                                   235,197     188,743      453,142     480,580     774,838
      Deposits                                                    1,683,998   1,649,265    1,575,201   1,375,914   1,421,855
      Borrowed funds                                              1,032,855     748,061      529,299     483,090     319,329
      Total stockholders' equity                                    185,987     174,109      159,616     155,288     121,105
------------------------------------------------------------------------------------------------------------------------------------
Operating Data (for the year ended March 31):
       Interest income                                             $190,286    $165,728     $136,438    $124,971    $136,714
       Interest expense                                             123,367     107,983       83,111      72,140      83,490
                                                              ----------------------------------------------------------------------
         Net interest income                                         66,919      57,745       53,327      52,831      53,224
       Provision for loan losses                                      2,850       1,650        3,153       4,858       6,004
                                                              ----------------------------------------------------------------------
         Net interest income after provision for loan losses         64,069      56,095       50,174      47,973      47,220
       Net gain(loss) on sale of loans and securities                   116         113       (5,829)      1,871       2,263
       Non-interest income                                           28,159      25,175       20,572      14,562      15,400
       Non-interest expenses                                        (70,033)    (57,845)     (51,778)    (46,198)    (46,193)
                                                              ----------------------------------------------------------------------
         Income before income taxes                                  22,311      23,538       13,139      18,208      18,690
       Income tax provision                                           7,149       7,402        4,336       6,049       8,760
       Cumulative effect of a change in an
         accounting method (1)                                                                             1,500        (496)
                                                              ----------------------------------------------------------------------
       Net income                                                   $15,162     $16,136       $8,803     $13,659      $9,434
------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Common and Common Share Equivalent (2):
       Before cumulative effect of a change in
        accounting principle                                        $  1.70     $  1.83       $ 1.01     $  1.25      $ 1.35
       After cumulative effect of a change in
        accounting principle                                        $  1.70     $  1.83       $ 1.01     $  1.42      $ 1.35
------------------------------------------------------------------------------------------------------------------------------------
Dividends Declared and Paid Per Common Share                        $  0.26     $  0.18       $ 0.15     $  0.10      $ 0.00
------------------------------------------------------------------------------------------------------------------------------------
Other Data (at or for the year ended March 31):
       Net interest spread                                             2.48%       2.52%        2.60%       2.72%       2.89%
       Net interest margin                                             2.58        2.60         2.71        2.84        2.99
       Non-performing assets to total assets                           0.45        0.85         0.52        0.85        1.31
       Return on average assets ("ROA")                                0.55        0.68         0.42        0.69        0.50
       Return on average equity ("ROE")                                8.43        9.62         5.67       10.32        8.12
       Efficiency ratio (4)                                           60.53       67.69        67.71       66.28       64.86
       Stockholders' equity to total assets                            6.33        6.70         6.96        7.65        6.43
       Tangible capital to total tangible assets                       5.68        5.86         5.87        6.79        5.42
       Core earnings (3)                                            $22,368     $16,136      $12,864     $12,159      $9,930
       Earnings per share based on core earnings (3)                $  2.51     $  1.83      $  1.48     $  1.25      $ 1.35
       ROE based on core earnings (3)                                 12.40%       9.62%        8.29%       9.19%       8.55%
       ROA based on core earnings (3)                                  0.81%       0.68%        0.61%       0.62%       0.52%
       Non-interest expense to average assets (4)                      2.06%       2.31%        2.38%       2.26%       2.29%
------------------------------------------------------------------------------------------------------------------------------------

(1) Application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."
(2) Adjusted to reflect 3-for-2 stock dividend paid on November 29, 1996 and does not include PSB's earnings prior to December 22, 1993, the date of PSB's conversion to stock form.
(3) Core earnings excludes the net after-tax effect of the September 30, 1996, $7.2 million special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), excludes the $4.1 million after-tax investment portfolio restructuring charge by PSB Holdings in fiscal 1995 and the cumulative effect of changes in accounting principles.
(4) Non-interest expense excludes the pre-tax SAIF assessment amounting to $10.3 million.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




HOLDING COMPANY BUSINESS
CitFed Bancorp, Inc. ("CitFed" or the "Corporation") is a Delaware corporation organized on January 25, 1991 for the purpose of becoming a unitary savings and loan holding company of Citizens Federal Bank, F.S.B. ("Citizens" or the "Bank") on January 22, 1992. The business of the Bank, and therefore of the Corporation, is providing consumer and business banking services to certain major markets in Central and Southwestern Ohio. The Bank does business through 35 full-service retail banking branches located within the Greater Dayton and Butler County areas and 13 loan production offices located in the Dayton, Columbus and Cincinnati, Ohio; Lexington and Louisville, Kentucky; Williamsburg and Virginia Beach, Virginia; Indianapolis, Indiana; and Charlotte, North Carolina markets.

On September 30, 1996, federal legislation was enacted that required the Savings Association Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on each $100 of SAIF-insured deposits maintained by those institutions as of March 31, 1995. The amount of the Bank's special assessment was $10.3 million, which was paid to the FDIC on November 27, 1996.

On October 18, 1996, the Board of Directors of the Corporation declared a 3-for-2 stock split in the form of a stock dividend. The stock dividend was paid November 29, 1996, to shareholders of record on November 15, 1996. By maintaining the quarterly per share cash dividend at $0.08 following the stock dividend, the Board effectively increased the dividend by 50%.

On August 31, 1995, the merger with PSB Holdings Corporation ("PSB"), the holding company of Peoples Savings Bank located in Xenia, Ohio, was completed. Pursuant to the merger agreement each holder of the common stock of PSB received 0.6734 shares of common stock of the Corporation. As a result of this transaction the Corporation issued 1.5 million shares. The transaction was accounted for as a pooling of interest.

FORWARD-LOOKING STATEMENTS--Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Corporation's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Corporation operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

GENERAL
In fiscal 1997, CitFed had net income of $15.2 million, as compared with net income of $16.1 million in fiscal 1996 and $8.8 million in fiscal 1995. Net income for fiscal 1997 was reduced by a non-recurring SAIF recapitalization charge on a pre-tax basis of $10.3 million, or $0.81 per share. Excluding this one-time charge, CitFed had core earnings of $22.4 million, or $2.51 per share, which represents a 38.6% increase over fiscal 1996 and a 73.9% increase over fiscal 1995.

CitFed's net earnings per share were $1.70 for fiscal 1997, compared with $1.83 for fiscal 1996 and $1.01 for fiscal 1995. Dividends declared and paid during fiscal 1997 totaled $2.2 million, or $0.26 per common share outstanding, compared to dividends of $1.5 million or $0.18 per common share outstanding, in fiscal 1996 and $1.8 million, or $0.15 per common share outstanding, in fiscal 1995.

The Corporation's increased revenues for fiscal 1997 were the result of increasing net interest income by $9.2 million and non-interest income by $3.0 million. The increase in net interest income was due primarily to increases in interest-earning assets of $370.7 million. Increased non-interest income resulted from the Bank's continued emphasis on increasing service fees and charges related to consumer banking, trust and investment services and mortgage banking operations. These favorable items were offset by the SAIF recapitalization charge of $10.3 million, and an increase in the provision for loan losses of $1.2 million.

The Corporation's allowance for loan losses continued to grow throughout fiscal 1997, primarily because of the reserves established in connection with the growth in its permanent loan portfolio. The provision for loan losses increased to $2.9 million in fiscal 1997 from $1.7 million for fiscal 1996. Net charge-offs were $2.4 million in fiscal 1997, as compared to net charge-offs of $1.2 million and net recoveries of $165,000 in fiscal 1996 and 1995, respectively.

The Corporation's total assets increased during fiscal 1997 to $2.9 billion at March 31, 1997, compared with $2.6 billion at March 31, 1996. The Corporation's planned asset growth was funded principally from increased borrowings.

CitFed's stockholders' equity grew during fiscal 1997 to $186.0 million at year end, a 6.8% increase over the March 31, 1996, balance of $174.1 million. Stockholders' equity to total assets at March 31, 1997, 1996, and 1995 equaled 6.33%, 6.70%, and 6.96%, respectively. The Bank's tangible, core and risk-based regulatory capital ratios at March 31, 1997, were 6.06%, 6.06% and 13.78%, respectively, substantially exceeding the regulatory capital requirements of 1.50%, 3.00%, and 8.00%, respectively.

In fiscal 1998, CitFed intends to continue implementing its community bank strategy of further developing its mortgage banking, trust and investment services and retail branch banking operations. The Corporation's goal is to sustain profitable, controlled growth by aggressively marketing its products and services to consumers within CitFed's market area and focusing on increasing its market share. Also, a part of the business strategy of the Corporation is to supplement internal growth with targeted acquisitions of other banking or thrift institutions in Southwestern Ohio and contiguous states.

Citizens' net income, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank's interest income and its interest expense are significantly affected by general economic conditions as well as government policies and regulations.

AVERAGE BALANCES, INTEREST RATES AND YIELDS
The following table presents, for the periods indicated, information concerning the Corporation's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net interest margin on average interest-earning assets. All average balances are daily average balances and include non-accruing loans. No adjustments were made to reflect any effect of income taxes.


----------------------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended March  31,
                                  ------------------------------------------------------------------------------------------------
                                                1997                              1996                           1995
                                  -------------------------------  ------------------------------  -------------------------------
                                     Average    Interest              Average    Interest            Average     Interest
                                   Outstanding  Earned/    Yield/  Outstanding   Earned/   Yield/  Outstanding    Earned/   Yield/
(Dollars in thousands)               Balance      Paid      Rate     Balance      Paid      Rate     Balance       Paid      Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
   Loans receivable                $1,562,756   $123,284   7.89%   $1,463,896    $116,791   7.98%   $1,200,502   $ 92,544    7.71%
   Securities available for sale      742,615     49,385   6.65%      521,800      34,616   6.63%      551,444     33,035    5.99%
   Securities held to maturity        224,014     14,697   6.56%      179,441      11,471   6.39%      172,974      9,174    5.30%
   Other                               60,418      2,920   4.83%       53,971       2,850   5.28%       44,042      1,685    3.83%
----------------------------------------------------------------------------------------------------------------------------------
   Total                           $2,589,803   $190,286   7.35%   $2,219,108    $165,728   7.47%   $1,968,962   $136,438    6.93%
==================================================================================================================================
Interest-Bearing Liabilities:
   NOW Accounts                    $  179,471   $  3,573   1.99%    $ 174,372    $  4,001   2.29%   $  178,591   $  3,732    2.09%
   Demand Deposits                    103,620              0.00%      121,102               0.00%       80,097               0.00%
   Savings Deposits                   210,924      5,179   2.46%      211,938       5,577   2.63%      229,333      5,742    2.50%
   Money Market Deposits              129,887      4,356   3.35%      140,746       4,705   3.34%      154,320      4,407    2.86%
   Certificates of Deposit            966,785     57,825   5.98%      955,226      58,578   6.13%      730,513     38,671    5.29%
   FHLB advances                      706,857     38,556   5.45%      469,999      27,490   5.85%      444,778     23,502    5.28%
   Securities sold under
     agreements to repurchase         192,117     10,415   5.42%       65,700       4,279   6.51%       60,802      3,445    5.67%
   Other borrowings                    41,156      3,463   8.41%       41,263       3,353   8.13%       41,417      3,612    8.72%
----------------------------------------------------------------------------------------------------------------------------------
   Total                           $2,530,817   $123,367   4.87%   $2,180,346    $107,983   4.95%   $1,919,851   $ 83,111    4.33%
==================================================================================================================================
Net interest income                             $ 66,919                         $ 57,745                        $ 53,327

Interest rate spread                                       2.48%                            2.52%                            2.60%
==================================================================================================================================
Net interest margin(1)                                     2.58%                            2.60%                            2.71%
==================================================================================================================================
Average interest-earning assets
  to average interest-bearing
  liabilities                         102.33%                         101.78%                          102.56%
==================================================================================================================================

(1) Net interest margin is net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS
The following table presents the changes in the Corporation's interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to both rate and volume which cannot be segregated have been allocated in proportion to the changes due to rate and volume.


--------------------------------------------------------------------------------------------------------------------------
                                                    Year Ended March 31,                   Year Ended March 31,
                                                        1997 v. 1996                          1996 v. 1995
                                            ------------------------------------------------------------------------------
                                                     Increase (Decrease)                    Increase (Decrease)
                                                            Due to                                Due to
                                            ------------------------------------------------------------------------------
(Dollars in thousands)                         Volume            Rate         Total       Volume        Rate       Total
--------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans receivable                          $   7,822        $  (1,329)    $   6,493   $  20,910      $  3,337    $ 24,247
  Securities available for sale                14,664              105        14,769      (1,833)        3,414       1,581
  Securities held to maturity                   2,914              312         3,226         353         1,944       2,297
  Other                                           324             (254)           70         435           730       1,165
--------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets             $  25,724        $  (1,166)    $  24,558   $  19,865      $  9,425    $ 29,290
--------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  NOW Accounts                              $     113        $    (541)    $    (428)  $     (88)     $    357    $    269
  Savings Deposits                                (27)            (371)         (398)       (452)          287        (165)
  Money Market Deposits                          (363)              14          (349)       (407)          705         298
  Certificates of Deposit                         699           (1,452)         (753)     13,129         6,778      19,907
  FHLB advances                                13,055           (1,989)       11,066       1,373         2,615       3,988
  Securities sold under
      agreements to repurchase                  6,962             (826)        6,136         294           540         834
  Other borrowings                                 (8)             118           110         (13)         (246)       (259)
--------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities        $  20,431        $  (5,047)    $  15,384   $  13,836      $ 11,036    $ 24,872
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                        $   9,174                              $  4,418
==========================================================================================================================

COMPARISON OF YEARS ENDED MARCH 31, 1997
AND MARCH 31, 1996
GENERAL--CitFed's net income decreased 6.0% to $15.2 million for the year ended March 31, 1997, from $16.1 million for the fiscal year ended March 31, 1996. Included in fiscal 1997 income was a one-time charge of $7.2 million (net of tax) for the recapitalization of the Savings Association Insurance Fund ("SAIF") resulting from legislation enacted on September 30, 1996. CitFed's net income per share for fiscal 1997 was $1.70, compared with $1.83 for fiscal 1996. Without the SAIF recapitalization charge, net income for the year ended March 31, 1997, would have increased to $22.4 million, or 38.6%. CitFed's net income per share would have been $2.51.

Excluding the SAIF recapitalization charge in fiscal 1997, the Corporation's increased operating revenues resulted from a $9.2 million increase in net interest income and increased fee income, primarily in consumer banking, trust and investment services and mortgage banking operations. Checking accounts increased by 12,000 accounts during fiscal 1997 which helped provide increased consumer banking fees. Although the average rate paid on deposits and borrowings was lower in fiscal 1997 than in fiscal 1996, the balances of short-term borrowings and certificates of deposit grew, thus leading to a reduction of CitFed's overall net interest margin by two basis points.

CitFed Mortgage actively manages its servicing portfolio and makes strategic purchases or sales depending on market conditions. There were no significant sales made during fiscal 1997. However, the mortgage company purchased approximately $700 million in mortgage loan servicing rights during fiscal 1997.

The Corporation's provision for loan losses increased from $1.7 million for fiscal 1996 to $2.9 million for fiscal 1997.

Non-interest expense increased by 21.1%, substantially due to the SAIF recapitalization charge of $10.3 million (before tax).

INTEREST INCOME--Total interest income for the year ended March 31, 1997, was $190.3 million, compared to $165.7 million for the year ended March 31, 1996. This increase of $24.6 million, or 14.8%, was primarily due to an increase of $370.7 million in average balances of interest-earning assets offset by a 0.12% decrease in the yield on interest-earning assets. The average balance of loans increased $98.9 million and the average balance of available for sale securities increased $220.8 million as a result of management's decision throughout fiscal 1996 and 1997 to increase the Bank's permanent loan and securities portfolios. The increase in average interest-earning assets increased interest income by $25.7 million, while the changes in market interest rates had the effect of decreasing interest income by $1.2 million.

INTEREST EXPENSE--Total interest expense for the year ended March 31, 1997, was $123.4 million, as compared to $108.0 million for the year ended March 31, 1996, an increase of $15.4 million, or 14.3%. The primary reason for this increase during fiscal 1997, was a $236.9 million increase in average FHLB advances and a $126.4 million increase in average securities sold under agreements to repurchase. The average cost of deposits and borrowings decreased from 4.95% in fiscal 1996 to 4.87% during fiscal 1997, primarily the result of lower average interest rates throughout the fiscal year.

The increased level of interest-bearing liabilities resulted in interest expense increasing by $20.4 million for fiscal 1997, compared to fiscal 1996. The lower cost of funds had the effect of decreasing interest expense for fiscal 1997 by $5.0 million, as compared to fiscal 1996.

NET INTEREST INCOME--The Bank's net interest margin decreased from 2.60% for the year ended March 31, 1996, to 2.58% for the year ended March 31, 1997. Although average interest-earning assets increased by $370.7 million, the net interest margin decline was the result of the Bank's deposit liabilities and short-term borrowings repricing slightly faster than its interest-earning assets. In addition, the Bank's planned asset growth was substantially funded by an increase in the balances of short-term borrowings which bore a higher average rate than the average rate of deposits.

Net interest income before provision for loan losses increased from $57.7 million for fiscal 1996, to $66.9 million for fiscal 1997. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 101.78% for fiscal 1996, to 102.33% for fiscal 1997.

PROVISION FOR LOAN LOSSES--The Bank maintains an allowance for possible loan losses which covers specifically identified loans as well as estimated losses inherent in the loan portfolio. A provision for loan losses is established through a charge to operations at the time the loan value, in the judgment of management, becomes impaired. The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses currently in the loan portfolio. General allowances for loan losses inherent in the portfolio are based upon an analysis of historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, fair values of the collateral of the current loan portfolio, current economic conditions and other factors which management believes deserve consideration.

The Bank's provision for loan losses was $2.9 million for fiscal 1997, as compared to $1.7 million for fiscal 1996. The increase in the provision for loan losses was based on growth in the Bank's loan portfolio, changes in net charge-offs as well as management's analysis as to the adequacy of its allowance for loan losses. See "Asset Quality" for a further analysis of the provisions and allowances for loan losses.

NON-INTEREST INCOME--Non-interest income for fiscal 1997 totaled $28.3 million, as compared to $25.3 million for fiscal 1996, an increase of $3.0 million, or 11.8%.

Consumer banking fees and charges increased $3.6 million in fiscal 1997, as compared to fiscal 1996. There were no major changes in the Bank's pricing structure for deposit accounts in fiscal 1997. The increase resulted from the Bank's continued aggressive marketing efforts to generate fee-based transaction accounts throughout the year. The total number of checking accounts increased to over 100,000 at March 31, 1997, from 88,000 at March 31, 1996.

Fees for trust and investment services increased $630,000, or 23.0%, in fiscal 1997, as compared to fiscal 1996. This increase was primarily the result of fee income generated from CitFed Investment Group, a wholly owned subsidiary formed during the first quarter of fiscal 1996 to facilitate the sale of mutual funds and insurance products through the Bank's retail branches. Gross fee income generated from CitFed Investment Group totaled $1.2 million for fiscal 1997, an increase of $460,000, or 62.2%, compared to $740,000 for fiscal 1996. Trust assets under management were $433.9 million at March 31, 1997, an increase of $8.9 million, or 2.1%, compared to $425.0 million at March 31, 1996.

Fee income from mortgage banking operations increased $2.0 million, or 24.4%, in fiscal 1997 as compared to fiscal 1996. The primary factor which increased mortgage banking income resulted from the adoption of Statement of Financial Accounting Standards No. 122 and 125. Fiscal 1997 income increased by $3.8 million from such adoption. (See Notes 1 and 17 to the Consolidated Financial Statements.) The interest rate environment for fixed-rate mortgage loans declined during fiscal 1997, which caused a decrease in retail residential loan closings to $613 million, a decrease of $37.8 million or 5.8%, over fiscal 1996. In fiscal 1996, the Mortgage Company sold rights to service $1.5 billion of mortgages at a net gain of $3.5 million. Included in the $1.5 billion of sales were $1.2 billion of purchased mortgage servicing rights that had a book value of $13.9 million. This $1.2 billion sale occurred in the fourth quarter and resulted in a $124,000 loss. Management actively reviews and analyzes mortgage loan servicing rights available for purchase. During fiscal 1997, rights to service approximately $700 million of mortgage loans were purchased. At March 31, 1997, the mortgage company serviced $5.2 billion of loans, compared with $4.4 billion at March 31, 1996.

Provision for losses on real estate owned was $522,000 in fiscal 1997, as compared to $37,000 in fiscal 1996. During fiscal 1997, the Bank transferred $6.1 million of loans to foreclosed assets, as compared to $1.5 million for fiscal 1996. See "Asset Quality" for a further analysis of non-performing assets. Management monitors foreclosed assets and additional loss provisions are recorded whenever updated appraisals and financial information indicate such provisions are necessary.

NON-INTEREST EXPENSES--Non-interest expenses during fiscal 1997 were $70.0 million, which included the one-time SAIF recapitalization charge of $10.3 million. Without the SAIF recapitalization charge, non-interest expenses were $59.7 million for fiscal 1997 compared to $57.8 million for fiscal 1996, an increase of $1.9 million, or 3.3%. Salaries and benefits increased $2.5 million, or 10.6%, from $23.7 million for fiscal 1996, to $26.2 million for fiscal 1997, primarily as a result of $991,000 of compensation costs incurred as a result of the termination of PSB Holdings Corporation's ESOP and the opening of two mortgage origination offices in fiscal 1997. The Corporation's full-time equivalent employees increased from 695 at March 31, 1996, to 714 at March 31, 1997. The remaining non-interest expenses decreased $619,000 during fiscal 1997, compared to fiscal 1996.

INCOME TAX PROVISION--The Corporation's income tax provision for fiscal 1997 was $7.1 million, as compared to $7.4 million for fiscal 1996, a decrease of $253,000. The effective tax rate for fiscal 1997 was 32.0% as compared to 31.4% for fiscal 1996. Note 11 to the Consolidated Financial Statements discusses further the adjustments in income tax expense from the amounts computed at the statutory rates.

COMPARISON OF YEARS ENDED MARCH 31, 1996
AND MARCH 31, 1995
GENERAL--CitFed's net income increased 83.3% to $16.1 million for the year ended March 31, 1996, from $8.8 million for the fiscal year ended March 31, 1995. Included in fiscal 1995 income was a $5.8 million loss from restructuring PSB's investment and mortgage-backed securities portfolio in connection with the acquisition of PSB by CitFed. CitFed's net income per share for fiscal 1996 was $1.83, compared with $1.01 for fiscal 1995.

In addition to the restructuring loss in fiscal 1995, the Corporation's increased earnings in fiscal 1996 resulted from a $4.4 million increase in net interest income and increased fee income, primarily in consumer banking, trust and investment services, mortgage banking operations and gains on the sale of mortgage loan servicing rights. Checking accounts increased by over 10,000 accounts during fiscal 1996 which helped provide increased consumer banking fees. Certificates of deposit balances grew during fiscal 1996, which increased CitFed's cost of savings. Higher average short-term interest rates during fiscal 1996 also increased CitFed's cost of borrowings and led to a reduction of CitFed's overall net interest margin by 11 basis points. CitFed Mortgage sold the rights to service approximately $1.5 billion of mortgage loans during the year at a net gain of $3.5 million. During fiscal 1995, approximately $232 million of rights to service mortgage loans were sold at a gain of $2.9 million.

The Corporation's provision for loan losses decreased from $3.2 million for fiscal 1995 to $1.7 million for fiscal 1996.

As a result of adding six retail banking offices and four mortgage origination offices late in fiscal 1995, non-interest expense increased by $6.1 million.

INTEREST INCOME--Total interest income for the year ended March 31, 1996, was $165.7 million, compared to $136.4 million for the year ended March 31, 1995. This increase of $29.3 million, or 21.5%, was primarily due to an increase of $250.1 million in average balances of interest-earning assets as well as an increase in the yield on interest-earning assets. The average balance of loans increased $263.4 million as a result of management's decision throughout fiscal 1995 and 1996 to increase the Bank's permanent portfolio of loans. This increase in average interest-earning assets increased interest income by $19.9 million, while the rate increase had the effect of increasing interest income by $9.4 million.

INTEREST EXPENSE--Total interest expense for the year ended March 31, 1996, was $108.0 million, as compared to $83.1 million for the year ended March 31, 1995, an increase of $24.9 million, or 29.9%. The primary reason for this increase was a higher cost of borrowings during fiscal 1996, as well as a $25.2 million increase in average FHLB advances during fiscal 1996. The average cost of deposits and borrowings increased from 4.33% in fiscal 1995 to 4.95% during fiscal 1996, primarily the result of higher average interest rates.

The increased level of interest-bearing liabilities resulted in interest expense increasing by $13.8 million for fiscal 1996, compared to fiscal 1995. The higher cost of funds had the effect of increasing interest expense for fiscal 1996 by $11.0 million, as compared to fiscal 1995.

NET INTEREST INCOME--The Bank's net interest margin decreased from 2.71% for the year ended March 31, 1995, to 2.60% for the year ended March 31, 1996. The net interest margin decline was the result of the Bank's deposit liabilities and short-term borrowings repricing faster than its interest-earning assets. In addition, the Bank's planned asset growth was partially funded by an increase in the balances of higher costing certificates of deposit. Also during fiscal 1996, average interest-earning assets increased by over $250 million as a result of these factors, net interest income before provision for loan losses increased from $53.3 million for fiscal 1995, to $57.7 million for fiscal 1996. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 102.56% for fiscal 1995, to 101.78% for fiscal 1996. This decline was due to the use of $22.5 million of interest-earning assets to purchase a single premium Bank-owned life insurance policy that is classified in other assets. This policy is with an insurance carrier rated A+ by A.M. Best and provides the Bank with a cost effective means of financing its employees' benefit program.

PROVISION FOR LOAN LOSSES--The Bank's provision for loan losses was $1.7 million for fiscal 1996, as compared to $3.2 million for fiscal 1995. The decrease in the provision for loan losses was based on management's analysis as to the adequacy of its allowance for loan losses.

NON-INTEREST INCOME--Non-interest income for fiscal 1996 totaled $25.3 million, as compared to $14.7 million for fiscal 1995, an increase of $10.5 million, or 71.5%.

Consumer banking fees and charges increased $2.3 million in fiscal 1996, as compared to fiscal 1995. There were no major changes in the Bank's pricing structure for deposit accounts in fiscal 1996. The increase resulted from the Bank's continued aggressive marketing efforts to generate fee-based transaction accounts throughout the year. Transaction account balances, which include checking, savings and money market accounts, increased 2.9% to $669.2 million at March 31, 1996, as compared to $650.1 million at March 31, 1995. The total number of checking accounts increased to 88,000 at March 31, 1996, from 78,000 at March 31, 1995.

Fees for trust and investment services increased $917,000, or 50.2%, in fiscal 1996, as compared to fiscal 1995. Trust assets under management were $425.0 million at March 31, 1996, an increase of $35.2 million, or 9.0%, compared to $389.8 million at March 31, 1995. This increase was primarily the result of fee income generated from CitFed Investment Group, a wholly owned subsidiary formed during the first quarter of fiscal 1996 to facilitate the sale of mutual funds and insurance products through the Bank's retail branches.

Fee income from mortgage banking operations increased $616,000, or 8.1%, in fiscal 1996 as compared to fiscal 1995. Mortgage servicing fee income increased $1.5 million in fiscal 1996, resulting primarily from higher average loan servicing balances for other investors as compared to fiscal 1995. The interest rate environment for fixed-rate mortgage loans improved during fiscal 1996 which caused an increase in retail residential loan closings to $651 million, an increase of $167 million or 34.5%, over fiscal 1995. In fiscal 1996, the Mortgage Company sold rights to service $1.5 billion of mortgages out of its mortgage loan servicing portfolio at a net gain of $3.5 million. Included in the $1.5 billion of sales were $1.2 billion of purchased mortgage servicing rights that had a book value of $13.9 million. This $1.2 billion sale occurred in the fourth quarter and resulted in a $124,000 loss.

Gain on the sale of investments and mortgage-backed securities increased to $113,000 for fiscal 1996, as compared to a loss of $5.8 million for fiscal 1995. The sale of securities in fiscal 1995 consisted of securities obtained from the PSB merger which did not fit into the Corporation's asset/liability strategy.

Provision for losses on real estate owned was $37,000 in fiscal 1996, as compared to $150,000 in fiscal 1995. During fiscal 1996, the Bank transferred $1.5 million of loans to foreclosed assets, as compared to $1.7 million for fiscal 1995.

NON-INTEREST EXPENSE--Non-interest expense during fiscal 1996 totaled $57.8 million, as compared to $51.8 million for fiscal 1995, an increase of $6.0 million or 11.7%. Salaries and benefits increased $1.2 million, or 5.7%, from $22.5 million, for fiscal 1995 to $23.7 million for fiscal 1996, primarily as a result of the purchase of six retail banking branches late in fiscal 1995 and the opening of four mortgage origination offices throughout fiscal 1995. The Corporation's full-time equivalent employees decreased from 723 at March 31, 1995, to 695 at March 31, 1996. Other non-interest expenses increased $1.0 million during fiscal 1996, compared to fiscal 1995. This increase was a result of the six new retail banking branches and four new mortgage origination offices.

INCOME TAX PROVISION--The Corporation's income tax provision for fiscal 1996 was $7.4 million, as compared to $4.3 million for fiscal 1995, an increase of $3.1 million, or 70.7%. The effective tax rate for fiscal 1996 was 31.4% as compared to 33.0% for fiscal 1995. The lower effective tax rate was mainly a result of the accounting for bad debt deductions related to loan loss allowances. Note 11 to the Consolidated Financial Statements discusses further the adjustments in income tax expense from the amounts computed at the statutory rates.

ASSET QUALITY
Citizens' asset quality is directly affected by the credit risk of its assets. A significant portion of the Bank's credit risk is concentrated in its loan and real estate owned ("REO") portfolios.

NON-PERFORMING ASSETS--The Bank normally considers loans to be non-performing when payments are 90 days or more past due, when credit terms are renegotiated below market levels or when an analysis of an individual loan indicates that repossession of the collateral may be necessary to satisfy the loan. When loans are classified as non-performing, an assessment is made of the collectibility of the unpaid interest and principal. Amounts considered to be uncollectible are written off and future income is recorded only if the net loan receivable (including accrued interest) is considered to be collectible and does not exceed the fair value of the underlying collateral. At March 31, 1997, there were $16.6 million, as compared to $16.7 million at March 31, 1996, of other items of concern which are not reflected in the following table. These items of concern result from known information about possible credit problems of borrowers which have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may cause these loans to become non-performing loans in the future. The following table sets forth information concerning non-performing assets of the Bank.

----------------------------------------------------------------------
                                                 At March 31,
                                       -------------------------------
(Dollars in thousands)                 1997         1996         1995
----------------------------------------------------------------------
NON-PERFORMING ASSETS
  NON-ACCRUING LOANS:
    One- to four-family              $ 6,140      $ 4,595      $ 2,987
    Multi-family and
      commercial real estate             550       12,760        1,860
    Consumer                             207           38           52
    Commercial business                               303          393
----------------------------------------------------------------------
        Total                          6,897       17,696        5,292
----------------------------------------------------------------------
  FORECLOSED ASSETS:
    One- to four-family                3,452          823          523
    Multi-family and
      commercial real estate           2,786        3,449        6,066
----------------------------------------------------------------------
        Total                          6,238        4,272        6,589
----------------------------------------------------------------------
  Total non-performing assets        $13,135      $21,968      $11,881
======================================================================
 Non-performing loans to
  total loans                          0.42%        1.21%        0.39%
 Non-performing assets to
  total assets                         0.45%        0.85%        0.52%
======================================================================


Non-performing loans and total non-performing assets at March 31, 1997 decreased, as compared to March 31, 1996, primarily because of the Bank removing its $9.3 million, 1% participation in a first mortgage loan on two office buildings in New York City from non-accrual status. Through bankruptcy resolution, the Bank ultimately received $7.5 million in cash during fiscal 1997, which resulted in a net charge-off of $1.8 million. See also "Asset Quality-Allowances for Loan Losses."

In addition, non-accruing one-to four-family mortgage loans increased $1.5 million during the fiscal year ended March 31, 1997. One hundred eight loans totaling $8.7 million were placed on non-accrual status, 20 loans totaling $2.1 million were transferred to foreclosed assets, 40 loans totaling $2.8 million were returned to accruing status and 34 loans totaling $2.0 million were paid in full. In addition, payments received on non-accruing one-to four-family loans totaled $300,000.

Non-accruing multi-family and commercial real estate loans decreased $12.2 million during fiscal 1997. Seven loans totaling $1.2 million were placed on non-accrual status, 10 loans totaling $2.5 million were transferred to foreclosed assets, three loans totaling $500,000 returned to accruing status and seven loans totaling $1.1 million were paid in full. Also, one loan for $9.3 million (discussed above) was repaid as a result of bankruptcy resolution.

Foreclosed assets increased $2.0 million during fiscal 1997. Ten residential properties totaling $1.8 million were added and 20 properties totaling $2.1 million were transferred from non-accruing loans, while 13 properties totaling $1.4 million were sold. Ten commercial properties totaling $2.3 million (net of $200,000 charged-off at the time of transfer) were transferred from non-accruing loans, while 10 properties totaling $2.8 million were sold. Total provision expense for real estate owned was $522,000 in fiscal 1997, compared to $37,000 in fiscal 1996. This increase was a result of management's continual analysis of its foreclosed assets, their current fair values and net charge-off activity throughout the year.

ALLOWANCES FOR LOAN LOSSES--The provision and allowance for loan losses are based on, among other things, an analysis of individual credits, prior and current loss experience, overall growth in the portfolio and current economic conditions. (See Note 1 and Note 5 of the Notes to the Consolidated Financial Statements.) The following table sets forth an analysis of the allowance for possible loan losses:


------------------------------------------------------------------------------
                                              For the Year Ended March 31,
                                        --------------------------------------
(Dollars in thousands)                    1997            1996           1995
------------------------------------------------------------------------------
Balance, beginning of year              $16,330         $15,782        $12,464
------------------------------------------------------------------------------
Charge-offs:
  Real Estate
    One- to four-family                    (429)            (75)          (200)
    Commercial and multi-family          (2,613)         (1,486)          (111)
  Consumer                                 (689)           (104)           (31)
  Commercial business                       (34)            (41)          (125)
------------------------------------------------------------------------------
      Total charge-offs                  (3,765)         (1,706)          (467)
------------------------------------------------------------------------------
Recoveries:
  Real Estate
    One- to four-family                     129              79             91
    Commercial and multi-family           1,083             243            391
  Consumer                                  146              59             98
  Commercial business                        50             113             52
------------------------------------------------------------------------------
      Total recoveries                    1,408             494            632
------------------------------------------------------------------------------
Net loan (charge-offs) recoveries        (2,357)         (1,212)           165
Transfer from REO (FAS#114)                                 110
Provision for loan losses                 2,850           1,650          3,153
------------------------------------------------------------------------------
Balance, end of year                    $16,823         $16,330        $15,782
==============================================================================
Ratio of allowance to
  non-performing loans
  at end of period                      243.92%          92.28%        298.22%
==============================================================================

An allocation of the ending allowance for loan losses by major loan type is shown in the following table:

------------------------------------------------------------------------------
                                                      At March 31,
                                        --------------------------------------
(Dollars in thousands)                    1997            1996           1995
------------------------------------------------------------------------------
Mortgage                                $15,053         $14,565        $13,720
Consumer                                    598             609            691
Commercial business                       1,172           1,156          1,371
------------------------------------------------------------------------------
  Total                                 $16,823         $16,330        $15,782
==============================================================================
Ratio of ending allowance
  to ending loans (before
  allowance for loan losses)(1):
    Mortgage                              1.04%           1.09%          1.08%
    Consumer                              0.39%           0.75%          1.20%
    Commercial business                   2.40%           2.38%          3.05%
    Total loans                           1.02%           1.12%          1.15%
Net charge-offs (recoveries)
  to average loans                        0.15%           0.08%        (0.01)%
Net charge-offs (recoveries) to
  provision for loan losses              82.70%          73.45%        (5.23)%
==============================================================================


(1)  Excludes loans held for sale

The allowance for loan losses over the past several years reflects management's evaluation and analysis of historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, fair values of the current loan portfolio, current economic conditions and other factors which management believes deserve consideration. Management also believes the current level of the Bank's allowance for loan losses meets the Office of Thrift Supervision's guidelines for determining the adequacy of general valuation allowances for loan losses. In addition, the Bank's Board of Directors established a policy requiring a minimum ratio of general valuation allowances to portfolio loans of one percent. This policy is reviewed annually in conjunction with the loan portfolio mix and current trends in non-performing loans, charge-offs and recoveries. The allowance for loan losses as a percentage of total loans was 1.02% at March 31, 1997, as compared to 1.12% at March 31, 1996, and 1.15% at March 31, 1995.

ASSET/LIABILITY MANAGEMENT
The Corporation is subject to interest rate risk to the extent that its interest-earning assets reprice or mature differently than its interest-bearing liabilities. The Corporation manages interest rate risk by attempting to match the repricing and maturity characteristics of its interest-earning assets with its interest-bearing liabilities. When considered necessary and cost effective, the Corporation uses hedging instruments, such as interest rate swaps and interest rate floors, to reduce its exposure to interest rate risk.

During fiscal 1997, the Corporation purchased two 3-year interest rate floors with notional principal amounts of $150 million and $72 million for $847,500 and $269,000, respectively. The strike rates are 5.76% and 6.00%, respectively, and they are linked to the 10-year constant maturity treasury rate (CMT). If the 10-year CMT declines below the strike rate, the Corporation receives the difference between the 10-year CMT and the strike price multiplied by the notional principal amount. The interest rate floors are designed to reduce the Corporation's prepayment risk on its portfolio of mortgage servicing rights. As interest rates decline, the interest received on the floor serves to offset the decline in servicing revenue resulting from mortgage loan prepayments.

During fiscal 1997, the Corporation purchased interest rate swaps in the notional amount of $50 million to hedge fixed-rate consumer certificates of deposit. During fiscal 1994, the Corporation entered into a 10-year interest rate swap agreement that matches its subordinated debt. (See Note 12 of the Notes to Consolidated Financial Statements.) The agreements provide for interest to be received on the notional amounts at fixed interest rates and provides for interest to be paid at floating rates based on three and six-month LIBOR. The swap agreements reduce the Corporation's exposure to interest rate fluctuations by establishing a correlation in the repricing of the notional amount of the swaps with the Bank's adjustable-rate loans and securities.

In response to customer demand, CitFed Mortgage has continued to originate fixed-rate mortgage loans, but has sold the majority of these loans in the secondary market in order to avoid increasing the Bank's exposure to interest rate changes. In selling these fixed-rate mortgage loans, CitFed Mortgage has retained the servicing rights which provide servicing fee income, thereby enhancing the Bank's earnings.

Interest rate risk is defined as the sensitivity of the Corporation's current and future earnings to changes in the level of market interest rates. Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee, which reports to the Board of Directors, is comprised of the Corporation's senior management. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off balance sheet instruments.

ALCO risk management strategies allow for the assumption of interest rate risk within the Board approved limits. The strategies are formulated based upon ALCO's assessments of likely economic and financial market developments and trends in the Corporation's mortgage and consumer banking businesses. Strategies are developed with the aim of enhancing the Corporation's net income and capital, while ensuring that the risks to income and capital from adverse movements in interest rates are acceptable.

A primary industry gauge of exposure to interest rate risk is the one year interest rate sensitivity "gap" (the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within one year). At March 31, 1997, the Corporation's one-year interest rate sensitivity "gap" was a negative 10.44%. The change in the Corporation's one-year interest rate sensitivity "gap" from fiscal 1996 to fiscal 1997 was the result of funding the Bank's planned asset growth primarily with short-term borrowings.

The cumulative interest rate-sensitivity gap reflects the Corporation's sensitivity to interest rate changes over time. It is a static indicator, and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments are made when the interest rate outlook changes. Generally, the Corporation's negative one-year gap would mean that 10.44% of the Corporation's liabilities will reprice within one year without a corresponding repricing of the assets funded by them.

The following table sets forth the repricing dates of the Corporation's interest-earning assets and interest-bearing liabilities at March 31, 1997. The assumed prepayment rate of mortgage loans and mortgage-backed securities was based upon the Corporation's assessment of market conditions at that time. A portion of passbook and other transaction accounts are shown in over one year categories based on management's assumption that a portion of these accounts are not rate sensitive. This assumption is based upon the historic minimal withdrawal rates on these types of deposits experienced through periods of significant increases and decreases in interest rates without changes in rates paid on these deposits. Loans held for sale are in the six month or less column and all other interest-earning assets and interest-bearing liabilities are shown based on their contractual maturity or repricing date.

Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

--------------------------------------------------------------------------------------------------------------------------
                                                          More Than     More Than     More Than
At March 31, 1997                          6 Months        6 Months       1 Year        3 Years    More Than
(Dollars in thousands)                      or Less       to 1 Year     to 3 Years    to 5 Years    5 Years     Total
--------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Mortgage loans                           $  345,787     $ 289,043     $425,830      $142,610     $271,340     $1,474,610
  Securities available for sale               287,042       138,860      263,085        57,913       33,962        780,862
  Other loans                                 106,548        17,232       57,094         8,003       10,470        199,347
  Interest-bearing deposits                    22,866                                                               22,866
  Securities held to maturity                  63,544        45,439       92,352        33,794           68        235,197
  Federal Home Loan Bank stock                 42,866                                                               42,866
--------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets          $  868,653     $ 490,574     $838,361      $242,320     $315,840     $2,755,748
==========================================================================================================================
INTEREST-BEARING LIABILITIES:
  NOW and checking accounts                $    9,156     $   9,153     $ 45,760      $ 45,768     $ 73,231     $  183,068
  Money market accounts                        12,594        11,337       61,221         8,163       32,654        125,969
  Passbook and statement deposits              10,632        10,633       53,168        53,168       85,065        212,666
  Certificates of deposit                     207,797       370,039      308,160        97,821       66,017      1,049,834
  FHLB advances                               663,000                                                57,482        720,482
  Other borrowings                            271,306                                                41,067        312,373
  Impact of CD swap                            50,000                                               (50,000)
  Impact of liability swap                     40,250                                               (40,250)
--------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities     $1,264,735     $ 401,162     $468,309      $204,920     $265,266     $2,604,392
==========================================================================================================================
Interest sensitivity gap                   $ (396,082)    $  89,412     $370,052      $ 37,400     $ 50,574     $  151,356
--------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap        $ (396,082)    $(306,670)    $ 63,382      $100,782     $151,356
--------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
  of total assets at March 31, 1997          (13.48)%      (10.44)%        2.16%         3.43%        5.15%
--------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage
  of total assets at March 31, 1996           (1.96)%       (8.50)%     (11.24)%       (6.05)%      (0.07)%
==========================================================================================================================

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY--CitFed conducts its business through its subsidiary, Citizens and Citizens' subsidiaries. In August 1993 the Corporation issued $40.25 million of 10-year subordinated notes due September 1, 2003, with interest payable at the rate of 8.25% per annum. The Corporation invested $22.0 million as additional capital in the Bank, and the remaining balance is being used by the Corporation for general corporate purposes. The main source of funds for CitFed is dividends from the Bank. The Bank meets the OTS regulatory capital requirements that would allow the Bank to declare and pay capital distributions to the Corporation, and the Corporation is not subject to any regulatory restrictions on the payment of dividends to its stockholders. In fiscal 1997, the Corporation declared and paid dividends of $0.26 per share which totaled $2.2 million, compared to dividends of $1.5 million, or $0.18 per share, in fiscal 1996. In addition, the Board of Directors of the Corporation declared on April 18, 1997, another quarterly dividend on its common stock of eight cents ($0.08) per share, payable May 30, 1997, to stockholders of record on May 15, 1997.

The Bank's principal sources of funds include deposits, advances from the FHLB, reverse repurchase agreements, repayments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of loans, mortgage-backed and investment securities available for sale, funds provided by operations and capital invested by the Corporation. Investment maturities and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions and competition. Core retail deposits, which are defined as all deposits except certificates of deposit over $100,000, are considered to be a relatively stable source of funds. The Bank's non-core deposits of $306.9 million at March 31, 1997, are included in total deposits of $1.7 billion. The Bank focuses on growth in retail core deposits, especially checking accounts, which are a more reliable indicator of the viability of the Bank's retail franchise and a more cost-effective source of funds.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. While the Bank's liquidity ratio varies from time to time, it has generally maintained liquid assets substantially in excess of the minimum requirement. The Bank's liquid asset ratio was 14.7% at March 31, 1997, as compared to 15.4% at March 31, 1996. The Bank has consistently maintained high liquidity levels which is a part of its overall asset/liability management strategy.

The Bank's liquidity is a product of its operating, investing and financing activities. As indicated above, the Bank focuses on growth of core retail savings and non-interest-bearing checking deposits. Additional cash provided by financing activities was used to retire borrowings and purchase mortgage-backed securities and loans.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan demand, (ii) projected mortgage-backed and investment security maturities, (iii) expected deposit flows, (iv) yields available on interest-earning deposits and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for reverse repurchase agreements. Because the Bank has a stable retail deposit base, management believes that significant borrowings will not be necessary to maintain its current liquidity position.

The Bank anticipates that it will have sufficient funds available in fiscal 1998 to meet current and future loan commitments. At March 31, 1997, the Bank had outstanding commitments to originate loans of $47.5 million, unfunded lines of credit totaling $90.7 million (a significant portion of which normally remains undisbursed) and $66.5 million in mandatory commitments to sell fixed-rate loans. Certificates of deposit scheduled to mature in one year or less at March 31, 1997, totaled $582.3 million. Management believes that a significant portion of the amounts maturing during fiscal 1998 will remain with the Bank because they are retail deposits that have historically been retained by the Bank.

CAPITAL--Citizens' management has focused on building capital for the past several years. At March 31, 1997, the Bank's regulatory capital ratios were well in excess of the minimum capital requirements specified by federal banking regulations. In addition, under the provisions of the Federal Deposit Insurance Corporation Improvement Act, the Bank has met the requirements of the "well capitalized" category for prompt corrective action purposes. The following table compares the Bank's capital position to the regulatory requirements.

-----------------------------------------------------------------------------
                                                                       Risk-
                                     Tangible           Core           Based
At March 31, 1997                     Capital        Capital         Capital
-----------------------------------------------------------------------------

Regulatory capital                      6.06%          6.06%          13.78%
Capital Requirement                     1.50%          3.00%           8.00%
-----------------------------------------------------------------------------

See Note 14 of the Notes to Consolidated Financial Statements for a discussion of regulatory capital requirements.

Under the Stockholders' Rights Plan, each stockholder of record as of October 24, 1994 received one Right for each share of the Corporation's common stock to purchase, upon the occurrence of certain triggering events, additional shares of the Corporation's common stock or those of an acquiring entity at a discount to the then-market value of the stock. Until and unless the Rights are triggered, the Rights will be evidenced by the common stock certificates directly, and will transfer automatically with the transfer of any common stock. The initial issuance of the Rights has no dilutive effect on the outstanding shares of the Corporation or the Corporation's earnings, is not taxable to the Corporation or to its stockholders, and does not otherwise affect the trading of the Corporation's shares. If the Rights are not triggered or otherwise redeemed by the Board of Directors, the Rights will expire on October 24, 2004.


CURRENT ACCOUNTING AND REGULATORY ISSUES--In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights an amendment to FASB Statement No. 65." Effective April 1, 1996, the Corporation adopted the provisions of SFAS No. 122. SFAS 122 required that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan. A mortgage banking enterprise that sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights ("MSR") and the loans based on their relative fair values. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" during June 1996. SFAS 125, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. While SFAS 125 supersedes SFAS 122, its accounting guidance is consistent, in most respects, with SFAS 122 concerning residential mortgage servicing rights. SFAS 125 requires that MSR be periodically analyzed for impairment by stratifying servicing assets based on one or more predominant risk characteristics and recognizing impairment through a valuation allowance on a disaggregated basis. Certain aspects of SFAS No. 125 were amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The Corporation's adoption of SFAS 122 and 125 resulted in an increase to earnings of approximately $3.8 million (before tax).

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock options, such as the Corporation's stock option plans, or similar equity instruments. Under SFAS No. 123, entities can recognize stock-based compensation expense in the basic financial statements using either
(i) the intrinsic value based approach set forth in the Accounting Principles Board ("APB") Opinion No. 25 or (ii) the fair value based method introduced in SFAS No. 123. Entities electing to continue the application of APB Opinion No. 25, must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the method currently utilized by the Corporation (APB Opinion No. 25), compensation expense is determined based upon the option's intrinsic value, or the excess (if any) of the market price of the underlying stock at the measurement date over the amount the employee is required to pay. Under the fair value based method introduced by SFAS No. 123, compensation expense is based on the option's estimated fair value at the grant date and is generally recognized over the vesting period. Management elected to continue to measure stock-based compensation costs in accordance with APB Opinion No. 25; accordingly, the required pro forma disclosure requirements of SFAS No. 123 are presented in Note 15 of the accompanying consolidated financial statements.

In February 1997, the FASB issued SFAS No. 128 "Earnings per Share." This Statement modifies the standards for computing earnings per share and replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. The Statement is effective for financial statements issued after December 15, 1997. The Corporation has not adopted SFAS 128 in its March 31, 1997 consolidated financial statements and has not yet determined what effect its adoption will have on subsequently filed consolidated financial statements.


IMPACT OF INFLATION AND CHANGING PRICES--The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, liquidity, maturity structure and quality of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

                   STATEMENT OF MANAGEMENT'S RESPONSIBILITY

The management of CitFed is responsible for the preparation, content and integrity of the Consolidated Financial Statements and all other information included in this annual report. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis.

The Corporation maintains a system of internal controls designed to provide reasonable assurance as to the integrity of financial records and the protection of assets. The Corporation's system of internal controls includes written policies and procedures, proper delegation of authority and organizational division of responsibilities and the careful selection and training of qualified personnel. In addition, independent auditors and internal auditors periodically test the system of internal controls.

Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. However, management believes that the system of internal controls provides reasonable assurances that financial transactions are recorded properly, to permit the preparation of reliable Consolidated Financial Statements.

The Audit Committee of the Board of Directors is comprised of three outside directors and has the responsibility for the recommendation of the independent auditors for the Corporation. The Audit Committee meets periodically and privately with management, the independent auditors and the internal auditors to review the scope of their audits, consider audit results, and to discuss internal accounting controls, auditing and financial reporting matters. The independent auditors and the internal auditors have unrestricted access to the Audit Committee.



Jerry L. Kirby

Jerry L. Kirby
Chairman of the Board,
President and Chief Executive Officer



William M. Vichich

William M. Vichich
Chief Operating Officer,
Chief Financial Officer
and Executive Vice President

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CitFed Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of CitFed Bancorp, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CitFed Bancorp, Inc. and subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for mortgage servicing rights in fiscal 1997 to conform with Statement of Financial Accounting Standards No. 122 and No. 125 and changed its method of accounting for impaired loans in fiscal 1996 to conform with Statement of Financial Accounting Standards No. 114.

/s/ Deloitte & Touche LLP

Dayton, Ohio
May 19, 1997

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


-------------------------------------------------------------------------------------------------
                                                                               March 31,
(Dollars in thousands)                                                     1997         1996
-------------------------------------------------------------------------------------------------
ASSETS:
Cash and demand deposits                                                $   31,453   $   23,047
Interest-earning time deposits and cash equivalents                         22,866       29,677
-------------------------------------------------------------------------------------------------
   Total cash and equivalents                                               54,319       52,724
Securities available for sale                                              780,862      655,679
Securities held to maturity                                                235,197      188,743
Loans held for sale                                                         35,443       75,656
Loans (less allowance for loan losses of $16,823 and $16,330
   at March 31, 1997 and 1996, respectively)                             1,638,514    1,445,844
Accrued interest receivable:
   Securities available for sale                                             4,301        3,578
   Securities held to maturity                                               3,520        2,479
   Loans                                                                     8,790        8,929
Real estate owned, net                                                       7,156        5,862
Federal Home Loan Bank stock, at cost                                       42,866       31,908
Office properties and equipment, net                                        18,322       20,039
Costs in excess of fair value of net assets acquired                        20,319       23,219
Other assets                                                                87,660       83,226
-------------------------------------------------------------------------------------------------
TOTAL                                                                   $2,937,269   $2,597,886
=================================================================================================

LIABILITIES:
Deposits                                                                $1,683,998   $1,649,265
Advances from Federal Home Loan Bank                                       720,482      602,504
Other borrowings                                                           312,373      145,557
Other liabilities                                                           34,429       26,451
-------------------------------------------------------------------------------------------------
   Total liabilities                                                     2,751,282    2,423,777
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Serial preferred stock ($.01 par value)
   Authorized 5,000,000 shares; none outstanding
Common stock ($.01 par value)
   Authorized 20,000,000 shares; 8,613,086 and 5,685,567
   outstanding at March 31, 1997 and 1996, respectively                         86           57
Additional paid-in capital                                                  56,492       54,718
Retained earnings--substantially restricted                                136,634      123,743
Other equity adjustments                                                       (21)      (1,007)
Net unrealized loss on securities available for sale                        (7,204)      (3,402)
-------------------------------------------------------------------------------------------------
   Total stockholders' equity                                              185,987      174,109
-------------------------------------------------------------------------------------------------
TOTAL                                                                   $2,937,269   $2,597,886
=================================================================================================

See notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended March 31,
(Dollars in thousands, except per share data)                                  1997         1996         1995
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                                      $123,284   $  116,791   $   92,544
Securities available for sale                                                49,385       34,616       33,035
Securities held to maturity                                                  14,697       11,471        9,174
Other                                                                         2,920        2,850        1,685
---------------------------------------------------------------------------------------------------------------
    Total interest income                                                   190,286      165,728      136,438
---------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                     70,933       72,861       52,552
Borrowings                                                                   52,434       35,122       30,559
---------------------------------------------------------------------------------------------------------------
    Total interest expense                                                  123,367      107,983       83,111
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                          66,919       57,745       53,327
Provision for loan losses                                                     2,850        1,650        3,153
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          64,069       56,095       50,174
---------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Servicing fees and charges:
   Consumer banking                                                          13,080        9,513        7,187
   Trust and investment services                                              3,372        2,742        1,825
   Mortgage banking operations, net                                          10,276        8,260        7,644
Gain (Loss) on sale:
   Mortgage loan servicing rights                                                          3,538        2,890
   Investments, mortgage-backed securities and loans                            116          113       (5,829)
   Land held for development                                                   (341)        (114)         (35)
   Office properties and equipment                                             (100)          53          (13)
Provision for losses on real estate held for sale                              (522)         (37)        (150)
Other                                                                         2,394        1,220        1,224
---------------------------------------------------------------------------------------------------------------
       Total non-interest income                                             28,275       25,288       14,743
---------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
Salaries and benefits                                                        26,249       23,735       22,453
Occupancy and equipment                                                      13,283       13,025       11,441
Amortization of costs in excess of fair value of net
   assets acquired                                                            2,900        2,892        1,970
FDIC premiums and OTS assessments                                             3,202        3,980        3,409
SAIF assessment                                                              10,293
Marketing and advertising                                                     1,751        1,898        1,272
Franchise tax                                                                 1,602        1,652        1,609
Other                                                                        10,753       10,663        9,624
---------------------------------------------------------------------------------------------------------------
       Total non-interest expenses                                           70,033       57,845       51,778
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   22,311       23,538       13,139
Income tax provision                                                          7,149        7,402        4,336
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $15,162   $   16,136   $   18,803
===============================================================================================================
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                            $ 1.70   $     1.83   $     1.01
===============================================================================================================

See notes to Consolidated Financial Statements

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                      Net Unrealized
                                                                                      Gain (Loss) on                     Total
                                                              Additional                Securities       Other           Stock-
                                   Outstanding     Common      Paid-in     Retained      Available       Equity          holders'
(Dollars in thousands)                Shares        Stock      Capital     Earnings      For Sale      Adjustments       Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1994              5,694,498      $57       $ 55,113     $101,590      $   361       $(1,833)        $155,288
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                    8,803                                        8,803
Dividends ($0.15 per share)                                                  (1,805)                                      (1,805)
Change in net unrealized loss
  on securities available for sale                                                        (2,609)                         (2,609)
Restricted stock awards:
  Issuance                               1,800                      49                                      (49)
  Compensation                                                                                              427              427
  Other                                                             41                                                        41
ESOP compensation                                                   65                                      155              220
Earnings of pooled entity (Note 2)                                              512                                          512
Common stock repurchase                (77,800)                 (1,261)                                                   (1,261)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995              5,618,498       57         54,007      109,100       (2,248)        (1,300)         159,616
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   16,136                                       16,136
Dividends ($0.18 per share)                                                  (1,493)                                      (1,493)
Change in net unrealized loss
 on securities available for sale                                                         (1,154)                         (1,154)
Shares retired                          (1,021)                    (36)                                                      (36)
Stock options exercised                 68,090                     724                                                       724
ESOP compensation                                                   23                                       31               54
Restricted stock awards-compensation                                                                        262              262
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996              5,685,567       57         54,718      123,743       (3,402)        (1,007)         174,109
---------------------------------------------------------------------------------------------------------------------------------
Stock dividend                       2,842,783       29                         (29)
Net income                                                                   15,162                                       15,162
Dividends ($0.26 per share)                                                  (2,242)                                      (2,242)
Change in net unrealized loss
 on securities available for sale                                                         (3,802)                         (3,802)
Stock options exercised                 90,167                     819                                                       819
Shares retired                          (6,181)                    (54)                                                      (54)
Termination of ESOP                                                991                                      632            1,623
Restricted stock awards:
  Issuance                                 750                      18                                      (18)
  Compensation                                                                                              372              372
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997              8,613,086      $86       $ 56,492     $136,634      $(7,204)       $   (21)        $185,987
=================================================================================================================================

See notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------
                                                                             Year Ended March 31,
(Dollars in thousands)                                                    1997         1996      1995
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $    15,162  $    16,136   $   8,803
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                          3,446        3,887       4,691
  Amortization of intangibles                                            7,160       10,719       6,791
  Amortization of deferred loan fees                                      (398)      (1,157)     (1,651)
  (Increase) decrease in loans held for sale                            37,402      (50,986)     53,715
  FHLB stock dividends                                                  (2,612)      (1,961)     (1,501)
  (Gain) loss on sale of earning assets and servicing rights            (1,163)      (3,607)      2,838
Provision for loan and REO losses                                        3,372        1,687       3,326
Termination of ESOP                                                      1,623
Other                                                                      355          990         455
Increase in accrued interest receivable                                 (1,625)      (2,602)     (1,402)
Decrease (increase) in other assets, net                                12,788      (34,274)     (5,727)
Increase (decrease) in other liabilities, net                           10,026       (2,567)     15,104
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     85,536      (63,735)     85,442
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities held to maturity:
  Purchased                                                           (105,155)    (144,930)   (126,320)
  Matured/principal collected                                           58,679       98,563     107,793
Securities available for sale:
  Purchased                                                           (241,775)    (160,588)    (23,698)
  Sold                                                                                1,939     100,418
  Principal collected                                                  111,097       45,730      33,198
Loans:
  Originated                                                          (459,076)    (412,095)   (521,768)
  Purchased                                                            (26,572)                 (12,936)
  Sold                                                                   7,359       77,432
  Principal collected                                                  277,220      240,321     170,709
Proceeds on sale of mortgage servicing rights                                         8,960       2,890
Mortgage servicing rights and interest rate floors                     (17,453)      (2,236)    (35,767)
Purchase of FHLB stock                                                  (8,346)      (3,926)     (1,376)
Proceeds from real estate sold                                           4,417        4,876       6,835
Real estate acquired for development and sale                             (486)        (450)       (386)
Office properties and equipment, net                                    (1,900)      (1,648)     (5,629)
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (401,991)    (248,052)   (306,037)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits, excluding purchase of deposits                34,733       74,064      84,739
Cash received from the acquisition of deposit liabilities                                       104,773
FHLB advances:
  Borrowings                                                         1,211,200    2,564,500     651,300
  Payments                                                          (1,093,222)  (2,378,002)   (671,240)
Reverse repurchase agreements:
  Borrowings                                                           176,313      199,798     288,351
  Payments                                                              (8,666)    (167,149)   (221,000)
Payments on other borrowing                                               (831)        (385)     (1,202)
Issuance (repurchase) of common stock                                      765          688      (1,261)
Cash dividends paid                                                     (2,242)      (1,663)     (1,629)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              318,050      291,851     232,831
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                          1,595      (19,936)     12,236
Cash and equivalents, beginning of year                                 52,724       72,660      60,424
-------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF YEAR                                  $    54,319  $    52,724   $  72,660
=======================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                    $   120,738  $   106,848   $  79,816
  Income taxes paid                                                $     4,450  $     6,624   $   4,678
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
  Transfer of loans to real estate owned                           $     6,087  $     1,496   $   1,718
=======================================================================================================

See notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Years Ended March 31, 1997, 1996, and 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies for CitFed Bancorp, Inc. (the "Corporation"), a unitary savings and loan holding company, and its wholly owned subsidiary, Citizens Federal Bank, F.S.B., ("Bank"), conform to generally accepted accounting principles and prevailing practices within the banking and thrift industry. A summary of the most significant accounting policies follows.

PRINCIPLES OF CONSOLIDATION--The Consolidated Financial Statements include the accounts of the Corporation, the Bank and its wholly owned subsidiaries, CitFed Mortgage Corporation of America ("Mortgage Company"), Dayton Financial Services, Inc. and CitFed Investment Group. All significant intercompany transactions and balances have been eliminated.

NATURE OF OPERATIONS--The Corporation's primary business consists of attracting deposits from the general public and originating single-family home mortgage loans. The Corporation also acquires funds on a wholesale basis from a variety of sources, manages a high-quality securities portfolio, services a significant volume of loans for others, makes consumer, commercial real estate and commercial non-real estate loans and provides trust services. The Corporation's principal market for its retail banking operations is in Ohio and for loan origination and related services is the midwest and southeast United States.

Citizens Federal serves as a financial intermediary by gathering funds from a variety of sources and investing such funds in loans and other investments with the objective of maximizing the interest differential received within acceptable risk parameters. These loans and investments carry with them inherent risks that differ from investments made by other commercial, industrial and service enterprises. The risks and uncertainties facing savings institutions and other financial intermediaries are substantial and, in many instances, beyond the control of the institution or intermediary.

ESTIMATES AND ASSUMPTIONS--The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The financial condition of a savings institution, and to some extent its operating performance, is dependent to a significant degree upon estimates and appraisals of value, evaluations of creditworthiness and assumptions about future events and economic conditions. Recent history has demonstrated that these estimates, appraisals, evaluations and assumptions are subject to rapid change and that such changes can materially affect the reported financial condition and performance of a savings institution.

CASH AND EQUIVALENTS--For purposes of reporting cash flows, cash and equivalents include cash on hand and on deposit and short-term investments with purchased maturities of three months or less.

SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE--The Corporation records investment and mortgage-backed securities at cost on the settlement date. Discounts and premiums are amortized using a method which approximates the interest method over the estimated lives of the assets.

Securities classified as held to maturity are stated at amortized cost because the Corporation has the ability and positive intent to hold these securities to maturity.

Securities classified as available for sale are stated at fair value, based on quoted market prices, with unrealized holding gains and losses reported net of related income taxes, as a separate component of stockholders' equity until realized. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Dividend and interest income are recognized when earned. Realized gains and losses from the sale of securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

LOANS--The Bank originates and purchases mortgage loans for its portfolio or for sale in the secondary market.

Mortgage loans held for investment are carried at the unpaid principal balance, less allowance for losses and net deferred origination fees and discounts. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value.

Loans are placed on non-accrual status when payments of principal or interest become 90 days or more past due or earlier when an analysis of a borrower's creditworthiness indicates payment in full is not probable. Allowance for loss of interest receivable is provided on such loans. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the opinion of management, the loans are estimated to be fully collectible.

During May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement is generally applicable to all loans, whether collateralized or uncollateralized, including troubled-debt restructurings. The Statement requires, among other things, that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This Statement requires that a creditor evaluate the collectibility of both the interest and principal when assessing the need for a loss accrual. The Corporation adopted SFAS 114 on April 1, 1995, and it did not have a material impact on the Corporation's financial position or its results of operations.

LOAN ORIGINATION FEES--Nonrefundable origination fees net of certain direct origination costs are deferred and recognized as a yield adjustment over the life of the underlying loan or until the loan is sold or repaid. Only direct loan origination costs relating to successful loan originations, not idle time or over capacity, are deferred.

DISCOUNTS AND PREMIUMS on mortgage loans purchased are amortized over the term of the loans. Amortization is computed by methods which approximate the interest method.

REAL ESTATE OWNED--Real estate and other repossessed assets are recorded at the lower of cost or fair value less estimated costs to sell. Costs to develop or improve the property are capitalized; costs of holding the property are charged to expense. The specific-identification method is used to determine gain or loss on the sale of this real estate.

LOSS ALLOWANCES--Allowances have been established for possible loan and real estate owned ("REO") losses. The provisions for losses charged to operations are based on management's judgment of current economic conditions, credit risks of the loan portfolio and fair value estimates of REO and impaired collateral dependent loans. Management believes that these allowances are adequate. While management uses available information to estimate losses on loans and REO, future additions to the allowances may be necessary based on changes in economic conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review these allowances and may require the Bank to recognize additions to the allowances based on their judgment about information available to them at the time of their examination.

FORWARD COMMITMENTS--The Bank uses forward commitments to hedge interest rate risk associated with loans held for sale and/or, commitments to fund loans. Gains and losses on these transactions are included in the net gain or loss when the asset is sold.

MORTGAGE BANKING ACTIVITIES--Mortgage loans held for sale are carried at the lower of cost or estimated fair value on an aggregate basis. When the loans are sold, any gain or loss is determined by the difference between net sales proceeds and the net book value of the loans sold. The fair value calculation includes consideration of all open positions, outstanding commitments and related fees paid. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. The mortgage servicing rights are amortized over the estimated life of the related loans in proportion to estimated net servicing income. Costs of servicing loans are charged to expense as incurred.

Effective April 1, 1996, the Corporation adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment to FASB Statement No. 65." SFAS 122 required that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others that have been acquired through either the purchase or origination of a loan.
A mortgage banking enterprise that sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights ("MSR") and the loans based on their relative fair values. The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" during June 1996. SFAS 125, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. While SFAS 125 supersedes SFAS 122, its accounting guidance is consistent, in most respects, with SFAS 122 concerning residential mortgage servicing rights. SFAS 125 requires that MSR be periodically analyzed for impairment by stratifying servicing assets based on one or more predominant risk characteristics and recognizing impairment through a valuation allowance on a disaggregated basis. The Corporation's adoption of SFAS 122 and 125 resulted in an increase to earnings of approximately $3.8 million (before tax).

OFFICE PROPERTIES AND EQUIPMENT (Dollars in thousands) are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method using estimated useful lives of 15 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Depreciation expense for the years ended March 31, 1997, 1996 and 1995, was $3,615, $3,370 and $3,059,
respectively. Expenditures for betterments and major renovations are capitalized; ordinary repairs and maintenance are charged to operations as incurred.

During March 1995, the FASB issued its SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for the Long-Lived Assets to Be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Corporation adopted SFAS 121 effective April 1, 1996. Adoption of this Statement did not have a material impact on the financial condition or results of operations of the Corporation.

COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED (Dollars in thousands) consist primarily of goodwill and core deposit intangibles. Goodwill is amortized to expense over varying periods up to 22 years using methods which approximate the interest method. Core deposit intangibles are amortized over 10 years using the straight-line method. Amortization for the years ended March 31, 1997, 1996 and 1995, was $2,900, $2,892 and $1,970, respectively.
Intangible assets are reviewed for possible impairment when events or changed circumstances indicate the carrying amounts may not be recoverable.

FEDERAL INCOME TAXES--Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. The Corporation and its subsidiaries file a consolidated federal tax return.

REVERSE REPURCHASE AGREEMENTS--Securities sold under agreements to repurchase ("reverse repurchase agreements") are reported as financings. The obligation to repurchase the securities is reflected as a liability; the securities underlying the agreements remain in the asset accounts. The Bank's policy is to enter into reverse repurchase agreements only with major brokerage firms who are primary dealers in government securities. The securities underlying the agreements are delivered to the dealers who arranged the transactions.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE--Earnings per share of common stock is based on the weighted average number of common shares and common share equivalents outstanding during the year. Stock options are considered common stock equivalents. In November 1996, the Corporation declared a 3-for-2 stock split in the form of a stock dividend. The earnings per share computations have been adjusted for the impact of the stock dividend. However, unless otherwise indicated, share activity for years prior to fiscal 1997 have not been restated to account for the stock dividend. The weighted average number of common shares and common share equivalents outstanding (restated for 3 for 2 stock dividend) during the years ended March 31, 1997, 1996 and 1995, was 8,897,801; 8,820,725;
and 8,678,616, respectively.

In February 1997, the FASB issued SFAS No. 128 "Earnings per Share." This Statement modifies the standards for computing earnings per share and replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. The Statement is effective for financial statements issued after December 15, 1997. The Corporation has not adopted SFAS 128 in its March 31, 1997 consolidated financial statements and has not yet determined what effect its adoption will have on subsequently filed consolidated financial statements.

RECLASSIFICATIONS--Certain amounts of prior periods have been reclassified for comparative purposes to conform with the current year's presentation.

2. BUSINESS COMBINATION
On August 31, 1995, the Corporation issued 1.5 million common shares for all the outstanding common stock of PSB Holdings Corporation ("PSB"). The business combination was accounted for as a pooling of interests. In fiscal 1995, PSB's fiscal year was conformed to the Corporation's March 31 fiscal year. As a result of conforming fiscal periods, the statements of consolidated income exclude PSB's results of operations for the three months ended March 31, 1994. Net interest income and net income of PSB for the three months ended March 31, 1994 (unaudited) was $1,613 and $512, respectively.

3. SECURITIES AVAILABLE-FOR-SALE
Amortized cost and estimated fair values of mortgage-backed and related securities are as follows:


-----------------------------------------------------------------------------
                                             March 31, 1997
                              -----------------------------------------------
                                              Gross        Gross     Estimated
                                Amortized   Unrealized   Unrealized     Fair
(In thousands)                     Cost       Gains       Losses        Value
-----------------------------------------------------------------------------
Participation certificates:
  FHLMC                        $151,434      $  469      $  5,230    $146,673
  FNMA                          108,001         321         2,279     106,043
  GNMA                          102,844         619         1,566     101,897
-----------------------------------------------------------------------------
Total                           362,279       1,409         9,075     354,613
CMOs and REMICs                 429,666         304         3,721     426,249
-----------------------------------------------------------------------------
Total securities
  available-for-sale           $791,945      $1,713      $ 12,796    $780,862
=============================================================================

-------------------------------------------------------------------------------
                                             March 31, 1996
                              -------------------------------------------------
                                              Gross        Gross      Estimated
                                Amortized   Unrealized   Unrealized     Fair
(In thousands)                     Cost       Gains       Losses        Value
-------------------------------------------------------------------------------
Participation certificates
  FHLMC                        $173,673      $1,335       $  3,539    $171,469
  FNMA                          104,395         599          1,730     103,264
  GNMA                           59,735       1,305            484      60,556
-------------------------------------------------------------------------------
Total                           337,803       3,239          5,753     335,289
CMOs and REMICs                 323,110         308          3,028     320,390
------------------------------------------------------------------------------
Total securities
  available-for-sale           $660,913      $3,547       $  8,781    $655,679
==============================================================================


CMOs and REMICs principally represent current pay debt obligations backed by mortgage participation certificates.

Total amortized cost of mortgage-backed securities with adjustable rates, included above, totaled (in thousands) $269,037 and $223,095 at March 31, 1997 and 1996, respectively.

Gross gains and losses realized on the sale of available for sale securities are shown below (in thousands):

-------------------------------------------------------------
Year Ended March 31,         Gains         Losses         Net
-------------------------------------------------------------
 1997 (no sales)
 1996                       $63                       $   63
 1995                        73           $(5,922)    (5,849)
=============================================================


In fiscal 1996, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, Questions and Answers," which permitted a one-time reassessment of the appropriateness of classification of securities as available for sale or held for investment. The Bank elected to redesignate $256 million of fixed-rate mortgage-backed securities and CMOs with an unrealized gain of $628,000 from the held for investment category to securities available for sale category.

4. SECURITIES HELD-TO-MATURITY
Amortized cost and estimated market value of investments in debt securities are as follows:

------------------------------------------------------------------------
                                        March 31, 1997
                           ---------------------------------------------
                                        Gross       Gross      Estimated
                           Amortized  Unrealized  Unrealized     Fair
(In thousands)               Cost       Gains       Losses       Value
------------------------------------------------------------------------
Bonds and notes:
 US government and
   agency obligations    $189,098      $  243        $2,390     $186,951
 Corporate and bank        46,099          79           245       45,933
------------------------------------------------------------------------
Total securities
 held-to-maturity        $235,197      $  322        $2,635     $232,884
========================================================================


------------------------------------------------------------------------
                                        March 31, 1996
                           ---------------------------------------------
                                        Gross       Gross      Estimated
                           Amortized  Unrealized  Unrealized     Fair
(In thousands)               Cost       Gains       Losses       Value
------------------------------------------------------------------------
Bonds and notes:
 US government and
   agency obligations    $152,981      $1,113       $1,001     $153,093
 Corporate and bank        35,762         307            3       36,066
------------------------------------------------------------------------
Total securities
 held-to-maturity        $188,743      $1,420       $1,004     $189,159
========================================================================



All of the Bank's corporate securities have investment grade ratings.

Amortized cost and estimated fair value, summarized by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------
                                           March 31, 1997
                                        --------------------
                                                   Estimated
                                         Amortized     Fair
(In thousands)                             Cost       Value
------------------------------------------------------------
Due:
 One year or less                         $ 35,967  $ 36,066
 After one year through five years         199,230   196,818
------------------------------------------------------------
Total                                     $235,197  $232,884
============================================================


5. LOANS
Most of the Bank's loans are to customers in Ohio, although certain mortgage banking and commercial lending activities extend outside Ohio. The Bank does not have significant concentrations of commercial real estate or commercial non-real estate loans in any one industry nor significant loan concentrations to any one borrower. The portfolio of loans consists of residential, commercial real estate, residential construction, commercial business, consumer and other loans.

The Bank, through its mortgage company, originates mortgage loans for its portfolio or for sale in the secondary market. Mortgage loans are designated as either held for sale or for investment during the origination process.

HELD FOR SALE
Generally, fixed-rate mortgage loans originated are accumulated into pools, securitized and sold as FNMA or FHLMC certificates.

HELD FOR INVESTMENT

The carrying value of loans originated or purchased for the investment portfolio is summarized as follows:


--------------------------------------------------------------
                                               March 31,
                                        ----------------------
(In thousands)                              1997        1996
--------------------------------------------------------------
First mortgage:
   1-4 family real estate)             $1,260,486  $1,118,029
   Other real estate                      150,183     173,742
   Construction                            83,570      84,355
Consumer                                  152,903      81,376
Commercial business                        48,733      48,497
--------------------------------------------------------------
Total                                   1,695,875   1,505,999
 Less:
 Undisbursed portion of
   loans in process                        41,887      44,668
 Discounts on mortgage
   loans purchased                            702       1,117
 Unearned loan costs                       (2,051)     (1,960)
 Allowance for loan losses                 16,823      16,330
--------------------------------------------------------------
Loans held for investment, net         $1,638,514  $1,445,844
==============================================================

At March 31, 1997, the composition of the portfolio of loans held for investment was as follows:

--------------------------------------------------------------
Term to Maturity                                       Amount
Fixed Rate                                      (In thousands)
--------------------------------------------------------------
Over 1 month to 1 year                            $     11,511
Over 1 year to 3 years                                  24,798
Over 3 years to 5 years                                 42,159
Over 5 years to 10 years                                67,327
Over 10 years to 20 years                               99,675
Over 20 years                                          418,903
--------------------------------------------------------------
Total                                                  664,373
--------------------------------------------------------------

Term to Rate Adjustment
Variable Rate
--------------------------------------------------------------
1 month to 1 year                                      552,686
1 year to 3 years                                      450,999
3 years to 5 years                                      27,786
5 years to 10 years                                         31
--------------------------------------------------------------
Total                                                1,031,502
--------------------------------------------------------------
Total fixed and variable                          $  1,695,875
==============================================================

Adjustable-rate loans have interest rate adjustment limitations that are generally based upon the current maturity index for United States Treasury securities. Future market factors may affect the correlation of the interest rate adjustment with the rates paid on the short-term deposits that primarily fund these loans.

Management believes commercial real estate loans have a greater risk of uncollectibility because repayment depends on income production from the property or future development of the real estate. Commercial real estate loans summarized by type of collateral are as follows:


--------------------------------------------------------------
                                                March 31,
                                        ----------------------
(In thousands)                               1997       1996
--------------------------------------------------------------
Collateral:
 Multi-family residential                 $ 48,445    $ 56,768
 Office space                               30,702      37,578
 Retail business                            17,682      21,471
 Shopping centers                           16,662      18,076
 Industrial and warehouse                   14,916      15,959
 Other                                      21,776      23,890
--------------------------------------------------------------
Total                                     $150,183    $173,742
==============================================================

At March 31, 1997, approximately 90% of the Bank's commercial real estate loans were located within the state of Ohio.

Allowance for loan losses is summarized as follows:

--------------------------------------------------------------
                                         March 31,
                             ---------------------------------
(In thousands)                 1997       1996          1995
--------------------------------------------------------------
Balance, beginning of year   $16,330      $15,782     $12,464
Provision                      2,850        1,650       3,153
Charge-offs                   (3,765)      (1,706)       (467)
Recoveries                     1,408          494         632
Transfer from REO(FAS114)                     110
--------------------------------------------------------------
Balance, end of year         $16,823      $16,330     $15,782
==============================================================

Loans held for investment include non-accrual loans of $6.9 million and $17.7 million at March 31, 1997 and 1996, respectively. The additional amount of interest income that would have been recorded if non-accruing loans had been current in accordance with their original contractual terms and had been outstanding throughout the periods would not have been significant for the years ended March 31, 1997 or 1996.

The following information pertains to impaired loans:

--------------------------------------------------------------
                                               March 31,
                                        ----------------------
(In thousands)                              1997        1996
--------------------------------------------------------------
 Gross impaired loans which
  have allowances                       $   615        $12,880
 Less related allowances
  for loan losses                            61          2,798
--------------------------------------------------------------
 Net impaired loans with
  related allowances                        554         10,082
 Impaired loans with no
  related allowances                      4,166             88
--------------------------------------------------------------
Total                                   $ 4,720        $10,170
==============================================================

                                          Year Ended March 31,
                                        ----------------------
                                           1997        1996
--------------------------------------------------------------
 Average impaired loans
  outstanding, net                      $ 6,226        $11,834
 Interest income recognized                 105            599
 Interest income received                   106            672
==============================================================

The Corporation recognizes interest income on an impaired loan when earned, unless the loan is on nonaccrual status, in which case interest income is recognized when received or when the loan is repaid.

6. REAL ESTATE OWNED


Real estate owned consists of the following:

--------------------------------------------------------------
                                               March 31,
                                        ----------------------
(In thousands)                              1997        1996
--------------------------------------------------------------
Acquired in settlement of loans            $6,906      $4,848
Acquired for development and sale                         617
Office buildings held for sale              1,589       1,643
--------------------------------------------------------------
Total                                       8,495       7,108
Less allowance for losses                   1,339       1,246
--------------------------------------------------------------
Real estate owned, net                     $7,156      $5,862
==============================================================

Allowance for losses on real estate owned is summarized as follows:

--------------------------------------------------------------------
                                                   March 31,
                                        ----------------------------
(In thousands)                          1997        1996        1995
--------------------------------------------------------------------
Balance, beginning of year             $1,246       $1,135    $1,729
Provision                                 522           37       150
Recoveries(charge-offs)                  (429)         184      (744)
Transfer to loan
 allowance (FAS 114)                                  (110)
--------------------------------------------------------------------
Balance, end of year                   $1,339       $1,246    $1,135
====================================================================

7. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

--------------------------------------------------------------
                                               March 31,
                                        ----------------------
(In thousands)                              1997        1996
--------------------------------------------------------------
Land                                     $ 2,066       $ 2,093
Building and improvements                  9,614         9,645
Furniture and equipment                   38,527        37,460
--------------------------------------------------------------
Total                                     50,207        49,198
Less accumulated depreciation             31,885        29,159
--------------------------------------------------------------
Office properties and equipment, net     $18,322       $20,039
==============================================================

8. DEPOSITS

-----------------------------------------------------------------------
                                              March 31,
                         ----------------------------------------------
                                 1997                    1996
                         ----------------------------------------------
                                        Weighted             Weighted
                                        Average              Average
(In thousands)             Amount         Rate    Amount       Rate
-----------------------------------------------------------------------
Checking Accounts:
  Demand deposit         $  112,461             $  143,423
  NOW accounts              183,068      1.63%     179,660     1.60%
Savings accounts            212,666      2.49      213,229     2.49
Money market accounts       125,969      3.34      132,857     3.34
-----------------------------------------------------------------------
Total                       634,164      1.97      669,169     1.89
Certificates of deposit   1,049,834      6.01      980,096     6.02
-----------------------------------------------------------------------
Total deposits           $1,683,998      4.49%  $1,649,265     4.34%
=======================================================================


Contractual maturities of certificates of deposit are shown below. The Corporation has the right to call $50.0 million of certificates of deposit during fiscal 1998 and thereafter without penalty.


-----------------------------------------------------------------------
Year of Maturity                Weighted Average           Amount
 March 31,                            Rate             (In thousands)
-----------------------------------------------------------------------
   1998                                5.88%            $  577,836
   1999                                6.08                198,649
   2000                                6.39                109,511
   2001                                6.38                 60,790
   2002                                6.49                 37,031
 Thereafter                            5.76                 66,017
-----------------------------------------------------------------------
 Total                                 6.01%            $1,049,834
=======================================================================

Interest expense on deposits consists of the following:

-----------------------------------------------------------------------
                                         Year Ended March 31,
                               ----------------------------------------
(In thousands)                       1997          1996      1995
-----------------------------------------------------------------------
Checking accounts                  $ 3,573     $ 4,001   $ 3,732
Savings accounts                     5,179       5,577     5,742
Money market accounts                4,356       4,705     4,407
Certificates of deposit             57,825      58,578    38,671
-----------------------------------------------------------------------
Total                              $70,933     $72,861   $52,552
=======================================================================

The various interest rates on time deposits are summarized as follows:

-----------------------------------------------------------------------
                                                   March 31,
                                         ------------------------------
(In thousands)                               1997               1996
-----------------------------------------------------------------------
0.00% - 3.99%                            $        7           $  1,483
4.00% - 5.99%                               649,943            570,580
6.00% - 7.99%                               369,944            373,795
8.00% - 9.99%                                29,940             34,238
-----------------------------------------------------------------------
Total                                    $1,049,834           $980,096
=======================================================================


9. ADVANCES FROM FEDERAL HOME LOAN BANK
At March 31, 1997, all stock in the Federal Home Loan Bank ("FHLB") and first mortgage residential loans with unpaid principal amounts of $1.1 billion are pledged as collateral on FHLB advances.

Maturities and interest rates are as follows:

-----------------------------------------------------------------------
                                                         March 31,
                                                    -------------------
                                                      1997       1996
                                Interest Rate        (In thousands)
-----------------------------------------------------------------------
Fixed-rate                      5.45% - 7.85%        $ 57,482  $ 59,504
Variable-rate                   5.28% - 6.75%         663,000   543,000
-----------------------------------------------------------------------
Total                                                $720,482  $602,504
=======================================================================

Future principal maturities are:

-----------------------------------------------------------------------
                                                                Amount
     March 31,                                          (In thousands)
-----------------------------------------------------------------------
     1998                                                     $ 60,816
     1999                                                      328,262
     2000                                                      133,734
     2001                                                        9,475
     2002                                                      174,526
   Thereafter                                                   13,669
-----------------------------------------------------------------------
     Total                                                    $720,482
=======================================================================


10. OTHER BORROWINGS

Other borrowings are summarized as follows:

-----------------------------------------------------------------------
                                          Carrying           Collateral
                                            Value               Value
                                   ------------------------------------
                                          March 31,           March 31,
                                   ------------------------------------
 (In thousands)                       1997        1996          1997
-----------------------------------------------------------------------
Reverse repurchase
  agreements                       $267,647     $100,000      $281,200
Subordinated debt, 8.25%,
  due 2003, callable                 40,050       40,135
Adjustable-rate certificates,
  3.90% collateralized by
  mortgage-backed securities          3,659        4,328         5,971
Various other borrowings              1,017        1,094
-----------------------------------------------------------------------
Total other borrowings             $312,373     $145,557      $287,171
=======================================================================

Future principal maturities are:

-----------------------------------------------------------------------
                                                                Amount
   March 31,                                            (In thousands)
-----------------------------------------------------------------------
   1998                                                       $168,222
   1999                                                        101,345
   2000                                                            525
   2001                                                          1,579
   2002                                                            107
Thereafter                                                      40,595
-----------------------------------------------------------------------
   Total                                                      $312,373
=======================================================================


Reverse repurchase agreement financing during the periods presented are summarized as follows:

-----------------------------------------------------------------------
                         Year Ended March 31,
                ---------------------------------------
                Avg. for        Avg.           Highest      Balance at
(In thousands)   Period       Int. Rate       Month End      March 31
-----------------------------------------------------------------------
1997            $192,117        5.42%         $267,647        $267,647
1996              65,700        6.51%          100,000         100,000
1995              60,802        5.67%          172,918          67,351
=======================================================================


11. FEDERAL INCOME TAXES

The income tax provision is comprised of the following:

-----------------------------------------------------------------------
                                           Year Ended March 31,
                                   ------------------------------------
(In thousands)                       1997          1996         1995
-----------------------------------------------------------------------
Provision:
Current                             $ 1,616     $ 9,466        $ 2,546
Deferred                              5,533      (2,064)         1,790
-----------------------------------------------------------------------
Total                               $ 7,149     $ 7,402        $ 4,336
=======================================================================

A reconciliation of the provision for income taxes at statutory rates to the effective rates is as follows:


-----------------------------------------------------------------------
                                           Year Ended March 31,
                                   ------------------------------------
(In thousands)                      1997          1996           1995
-----------------------------------------------------------------------
At statutory rate                  $ 7,809      $ 8,238        $ 4,599
Increase (reduction) for:
  Effect of bad debt deduction                     (539)        (1,108)
  Increase in cash surrender value    (438)        (143)
  Net acquisition adjustments          531          473            667
  Other, net                          (753)        (627)           178
-----------------------------------------------------------------------
Provision                          $ 7,149      $ 7,402        $ 4,336
=======================================================================

Significant components of the deferred tax assets and liabilities are as follows:


-----------------------------------------------------------------------
                                                  Year Ended March 31,
                                                 ----------------------
(In thousands)                                      1997        1996
-----------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                       $ 6,170      $ 5,688
  Pension and deferred compensation                 1,456        1,802
  Unrealized loss on securities
    available for sale                              3,879        1,832
  Purchased servicing                                              805
  Accrued liabilities                                 692          504
  Net operating loss
    carryforward                                                   330
  Other                                               665          927
-----------------------------------------------------------------------
    Total deferred tax assets                      12,862       11,888
-----------------------------------------------------------------------
Deferred tax liabilities:
  FHLB stock                                        2,730        1,815
  Deferred loan fees                                3,253        3,122
  Mortgage loan servicing rights                    2,081
  Leases                                            2,093
  Depreciation                                        917        1,351
  Other                                               697        1,023
-----------------------------------------------------------------------
    Total deferred tax liabilities                 11,771        7,311
-----------------------------------------------------------------------
Net deferred tax assets                           $ 1,091      $ 4,577
=======================================================================

Recently enacted federal legislation has amended the sections of the Internal Revenue Code relating to deductions for bad debts by thrift institutions. This legislation generally requires thrifts to recapture into income over a six-year period only the portion of their bad debt reserves that exceeds reserves existing before 1988. If the Bank meets a "residential loan requirement" for a tax year beginning in 1997 or 1998, the recapture of the reserves will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The Bank's post-1987 reserves would result in recapture of approximately $226,000. Under existing generally accepted accounting principles, the Bank has consistently accrued a liability for the post-1987 reserves. Thus, recapture of the post-1987 bad debt reserves will not materially impact the Corporation's financial condition or its results of operation.

In accordance with this legislation, the Bank's pre-1988 reserves are frozen, not forgiven. Certain events will still trigger a recapture of these reserves. For example, while the pre-1988 reserves will not be recaptured if the Corporation converts to a bank charter or is merged into a bank, they will be recaptured if the Corporation ceases to qualify as a savings bank for federal income tax purposes. The pre-1988 reserves also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders. In the unlikely circumstances one of the above events occur, and the pre-1988 bad debt reserve would have to be recaptured, the tax impact would be approximately $11.2 million.

12. COMMITMENTS AND CONTINGENT LIABILITIES
FINANCIAL INSTRUMENTS WITH
OFF-BALANCE SHEET RISK
The Bank is a party to financial instruments with off-balance sheet risk of loss as part of its normal business operations to meet the financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, recourse arrangements on sold assets, interest rate swap and floor arrangements and forward commitments. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract or notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

Financial instruments with off-balance sheet credit risk at March 31, 1997, are as follows:

-------------------------------------------------------------
                                                  Contract or
 (In thousands)                               Notional Amount
-------------------------------------------------------------
Financial instruments whose contract
amounts represent credit risk:
Real estate loan commitments:
    Locked-rate loans                               $ 43,938
    Floating-rate loans                                3,587
Construction loans in process                         41,887
Undisbursed lines of credit(1)                        90,699
Financial instruments whose credit risk is
less than the notional or contract amounts:
  Mandatory forward fixed-rate
    commitments to sell loans                         66,515
  Interest rate swaps                                 90,250
  Interest rate floors                               222,000
============================================================

(1) A significant portion normally remains undrawn

The Corporation utilizes interest rate exchange agreements ("swaps") to manage interest rate risk. The Corporation entered into a $40.25 million swap agreement which matures in September 2003 that matches its subordinated debt. During fiscal 1997, the Corporation purchased interest rate swaps in the notional amount of $50 million to hedge fixed-rate consumer certificates of deposit. These swaps are callable by the counterparty beginning in March 1998. The swap agreements provide for interest to be received on notional amounts at fixed rates and provides for interest to be paid on the same notional amounts at variable rates. The fixed interest rates do not change over the life of the swap agreements. The variable interest rates are reset every three or six months and are based on LIBOR. The credit risk associated with the interest rate swap agreements revolve around the ability of the counterparty to perform its obligation under the agreement. The Corporation does not anticipate nonperformance by the counterparty. The swap agreements were arranged through primary dealers. Terms of the swap agreements are summarized below:


-----------------------------------------
                              March 31,
                      -------------------
(In thousands)            1997       1996
-----------------------------------------
Notional Amount        $90,250    $40,250
Unrealized Losses        4,034      1,379
Average received rate    6.78%      6.14%
Average pay rate         5.55%      5.50%
Average life (years)     9.8        7.4
=========================================

Net interest received or paid on these contracts is reflected in interest expense. The difference between the interest paid and received on the interest rate swap contracts decreased interest expense by $150,100 in fiscal 1997, $222,000 in fiscal 1996, and by $22,000 in fiscal 1995. Mortgage-backed securities totaling $10.6 million are pledged as security on the interest rate swap agreements.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some commitments will expire without a loan disbursement; thus, the total commitment does not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. The collateral consists predominantly of residential family units, commercial real estate, various business assets and personal property.

The Corporation uses interest rate floors to hedge the market value of a portion of its mortgage servicing portfolio. The market value of the mortgage servicing portfolio is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase. To hedge against this exposure, the Corporation purchased interest rate floors with payoffs based on the 10-year constant maturity treasury rate (CMT).

Information with respect to the purchased interest rate floors used for hedging mortgage servicing assets is summarized in the table below. At March 31, 1997, the net unrealized loss on the interest rate floors was offset by net unrealized appreciation in the mortgage servicing portfolio being hedged.

----------------------------------------------------------
                                March 31, 1997
                    --------------------------------------
                                         Weighted Average
                                         -----------------
                      Notional Unrealized  Strike   Life
(In thousands)         Amount   Losses      Rate   (Years)
----------------------------------------------------------
Interest rate
floors purchased     $222,000  $(699)     5.84%       2.7



----------------------------------------------------------
                                March 31, 1996
                    --------------------------------------
                                         Weighted Average
                                         -----------------
                      Notional Unrealized  Strike   Life
(In thousands)         Amount   Losses      Rate   (Years)
----------------------------------------------------------
Interest rate
floors purchased     $360,000  $    0      5.50%       2.9
----------------------------------------------------------



Forward commitments to sell loans and mortgage-backed securities reduce the market risk associated with originating loans for sale. In order to fulfill a forward commitment, the Bank typically exchanges its current production of loans for mortgage-backed securities through FNMA or FHLMC which are then delivered to a national securities firm at a future date, at prices or yields specified by the contracts. These forward commitments primarily relate to fixed-rate loan pools with settlement dates ranging from 30 to 90 days. The risks associated with such contracts arise from the possible inability of counterparties to meet the terms of their contracts or the Bank's inability to acquire loans to fulfill these contracts. If such factors as fluctuations in interest rates affect the Bank's ability to originate loans, the Bank would normally purchase securities in the open market.

Certain mortgage-backed securities were sold with recourse prior to fiscal 1991. As of March 31, 1997, the unpaid principal balance on mortgage-backed securities sold with recourse is $65 million.

Additional information regarding the fair value of these financial instruments is included in Note 19.

LITIGATION
The Corporation and its subsidiaries are parties to routine litigation arising in the normal course of their respective businesses. In the opinion of management, after consultation with counsel, liabilities arising from these proceedings, if any, are not expected to be material to the Corporation's financial position or future results of operations.

In August 1995, the Corporation filed suit against the United States Government for reneging on contracts with the Bank regarding the treatment of supervisory goodwill as capital. On July 1, 1996, the Supreme Court, by a vote of seven to two, ruled that the Government had breached the contract in three supervisory goodwill cases and referred these cases to the U.S. Court of Federal Claims to determine damages. Management believes this ruling is favorable to all pending goodwill suits including the Corporation's. These cases are presently being tried in the claims court and no damage awards have been made. The Corporation's suit would not be heard by the court until 1998-1999 at the earliest. No amounts have been recorded in the Consolidated Financial Statements for this claim.

13. STOCKHOLDERS' EQUITY
The Corporation's Stockholder Protection Rights Plan is designed to strengthen the Board's ability to act for stockholders in the event of an unsolicited bid to acquire control of the Corporation. The Board declared a dividend of one Right ("Right") to be attached to each outstanding share of common stock. If the Rights become exercisable, each Right initially would entitle the holder (except the acquiring person or entity referred to below) to purchase from the Corporation an amount of securities, par value $.01 per share, or, at the election of the Board, an amount of other assets (cash, property or other securities) of the Corporation, having a market value of twice the exercise price of $120 per share.

In general, the Rights become exercisable if another person or entity, without Board approval, acquires 10% or more of the Corporation's outstanding common stock (other than through acquisition of newly issued shares directly from the Corporation), makes a tender offer for that amount of stock or files a regulatory application for approval of a change in control of the Corporation. The acquiring person or entity would not be entitled to exercise the Rights. These Rights expire at the earliest of October 24, 2004, redemption of the Rights by the Corporation at a price of $0.01 per Right or exchange of the Rights in accordance with the Plan. The Rights will cause substantial dilution to a person or entity attempting to acquire the Corporation without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired.

On April 18, 1997, the Board of Directors of the Corporation declared a quarterly dividend on common stock of $0.08 per share, payable May 30, 1997 to stockholders of record on May 15, 1997.

In accordance with federal regulations, at the time the Bank converted from a federal mutual savings bank to a federal stock savings bank, the Bank restricted a portion of retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder is entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at March 31, 1997 was $12.0 million.

Under current regulations, the Bank is not permitted to pay dividends on its stock if its regulatory capital would thereby reduce below (i) the amount then required for the aforementioned liquidation account or (ii) the Bank's regulatory capital requirements. As a "Tier 1" institution (an institution with capital in excess of its fully phased-in capital requirements, both immediately before the proposed capital distribution and on a pro forma basis after giving effect to such distribution), the Bank may make capital distributions after prior notice to the Office of Thrift Supervision ("OTS") in any calendar year up to 100% of its net earnings to date during such calendar year plus the amount that would reduce by one-half its capital surplus ratio at the beginning of such calendar year. Any additional amount of capital distributions would require prior regulatory approval.

14. REGULATORY CAPITAL AND RETAINED EARNINGS
The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy and to be classified as "well capitalized" require the Bank to maintain minimum amounts and ratios (set forth in the following table) of risk-based and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), Tier I capital (as defined) to average assets (as defined), and of Tangible Capital (as defined) to total assets. In their evaluation of capital adequacy, the regulators also assess exposure to declines in the economic value of the Corporation's capital due to changes in interest rates. As of March 31, 1997, based on the most recent notification from the Office of Thrift Supervision, the Bank was classified as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of March 31, 1997, that the Bank meets all capital adequacy requirements to which they are subject and there are no conditions or events that have changed the institution's prompt corrective action categories.


The Bank's capital and ratios and the requirements for capital adequacy and to be categorized as well capitalized for prompt corrective action are as follows (dollars in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                                                                  For Capital       To be categorized
                                                                  Actual           Adequacy        as well capitalized
-----------------------------------------------------------------------------------------------------------------------
As of March 31, 1997                                          Amount   Ratio    Amount   Ratio      Amount       Ratio
-----------------------------------------------------------------------------------------------------------------------
Risk-based Capital (to risk weighted assets)                $192,679  13.78%  $111,884   8.00%    $139,407      10.00%
Tier 1 Capital (to risk weighted assets)                     176,774  12.64%    56,838   4.00%      84,361       6.00%
Core Capital (to total assets)                               176,774   6.06%    87,464   3.00%     145,774       5.00%
Tangible Capital (to total assets)                           176,774   6.06%    43,732   1.50%         N/A         N/A
-----------------------------------------------------------------------------------------------------------------------
As of March 31, 1996
-----------------------------------------------------------------------------------------------------------------------
Risk-based Capital (to risk weighted assets)                $176,354  14.43%  $ 97,751   8.00%    $121,293      10.00%
Tier 1 Capital (to risk weighted assets)                     161,620  13.25%    50,683   4.00%      74,232       6.00%
Core Capital (to total assets)                               161,620   6.30%    76,923   3.00%     128,205       5.00%
Tangible Capital (to total assets)                           161,620   6.30%    38,462   1.50%         N/A         N/A
-----------------------------------------------------------------------------------------------------------------------


Management believes that the Bank will continue to meet minimum regulatory capital requirements, as described above, in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas where the Bank has most of its loans, may affect future earnings and the ability of the Bank to meet future minimum capital requirements.

To remain adequately capitalized and/or to meet regulatory requirements, certain dividend restrictions apply to the Bank. At March 31, 1997, retained earnings available for dividend declaration without prior regulatory approval was $46.9 million.


A reconciliation of the Bank's GAAP capital to the Corporation's GAAP Capital is as follows:

---------------------------------------------------------------------------
(In thousands)                                               March 31, 1997
---------------------------------------------------------------------------
Bank's stockholder's equity                                       $189,960
Less additional capital contributed to
   Bank by the Corporation                                         (22,000)
Plus Corporation's stockholders'
   equity not available for regulatory capital                      18,027
--------------------------------------------------------------------------
Stockholders' equity of the Corporation                           $185,987
==========================================================================

A reconciliation of the Bank's stockholder's equity to regulatory capital is as follows:

---------------------------------------------------------------------------
(In thousands)                                               March 31, 1997
---------------------------------------------------------------------------
Bank's stockholder's equity                                       $189,960
Adjustments for tangible, core (Tier 1)
and risk-based capital:
 Non-qualifying goodwill                                           (11,886)
 Core deposit premium                                               (8,433)
 Net unrealized loss on securities
   available for sale                                                7,133
--------------------------------------------------------------------------
   Total tangible and Tier 1 regulatory capital                    176,774
--------------------------------------------------------------------------
 Assets required to be deducted                                       (918)
 Allowable portion of general
   allowance for loan losses                                        16,823
--------------------------------------------------------------------------
   Risk-based capital                                             $192,679
==========================================================================

15. EMPLOYEE BENEFIT PLANS
DEFINED-BENEFIT PLAN
The Corporation has a non-contributory pension plan covering substantially all employees. The retirement benefits are based on years of service, minimum age requirements and the employee's compensation while employed at the Corporation. The Corporation's funding policy is to contribute annually, the maximum amount that can be deducted for federal income tax purposes.

Net periodic pension costs for the Corporation are as follows:


-----------------------------------------------------------------------------------
                                                             Year Ended March 31,
                                                        ---------------------------
(In thousands)                                             1997       1996     1995
-----------------------------------------------------------------------------------
Service cost--benefits
 earned during year                                     $   726    $   548   $  602
Interest cost on projected
 benefit obligation                                       1,048        937      881
Actual return on assets                                  (1,853)    (2,978)     354
Net amortization and deferral                               693      2,066   (1,268)
-----------------------------------------------------------------------------------
Net periodic pension cost                               $   614    $   573   $  569
===================================================================================

The funded status and accrued pension costs at March 31, 1997 and 1996 are as follows:

----------------------------------------------------------------------------------
                                                                  March 31,
                                                       ----------------------------
(In thousands)                                             1997                1996
-----------------------------------------------------------------------------------
ACCUMULATED BENEFITS:
Vested                                                  $10,874             $10,307
Non-vested                                                1,397                 393
-----------------------------------------------------------------------------------
Accumulated benefit obligation                          $12,271             $10,700
===================================================================================
Projected benefit obligation                            $15,440             $14,215
===================================================================================
Plan assets at fair market value                        $14,921             $12,444
===================================================================================
Plan assets less than projected
 benefit obligation                                     $  (519)            $(1,771)
Unrecognized net transition asset                          (876)            $(1,001)
Unrecognized prior service cost                           2,107                 741
Unrecognized net (gain) loss                             (1,816)                283
-----------------------------------------------------------------------------------
Accrued pension costs                                   $(1,104)            $(1,748)
===================================================================================

The assumptions used in determining the actuarial present value of the projected benefit obligation and pension costs shown above were as follows:

----------------------------------------------------------------
                                             Year Ended March 31,
                                            --------------------
                                              1997   1996  1995
----------------------------------------------------------------
Discount rate                                 8.00%  7.50%  8.00%
Rate of increase in future compensation       5.00   5.00   5.00
Long-term rate of return on assets            9.00   9.00   9.00
================================================================


SUPPLEMENTAL RETIREMENT PLAN
The Corporation has a nonqualified, unfunded Supplemental Retirement Income Plan ("SERP") that provides certain officers with defined benefits in excess of the limits imposed on the qualified plan.

Net periodic costs of the SERP are as follows:

--------------------------------------------------------------------------
                                                     Year Ended March 31,
                                                    ----------------------
(In thousands)                                      1997    1996     1995
--------------------------------------------------------------------------
Service cost--benefits
  earned during year                               $  90   $   98  $  87
Interest cost on projected
  benefit obligation                                 129      110     84
Net amortization and deferral                        115      115    115
------------------------------------------------------------------------
Net periodic pension cost                          $ 334   $  323  $ 286
========================================================================

The status and accrued pension costs at March 31, 1997 and 1996 are as follows:


----------------------------------------------------------------------
                                                          March 31,
                                                   -------------------
(In thousands)                                         1997     1996
----------------------------------------------------------------------
ACCUMULATED BENEFITS:
Accumulated benefit
  obligation-vested                                 $ 2,983   $ 2,540
---------------------------------------------------------------------
Projected benefit obligation                        $(3,511)  $(3,138)
Unrecognized prior service cost                       1,384     1,320
Unrecognized net loss                                   163       172
Additional minimum liability                         (1,019)     (894)
---------------------------------------------------------------------
Accrued pension costs                               $(2,983)  $(2,540)
=====================================================================


The assumptions used in determining the actuarial present value of the projected benefit obligation and pension costs shown above were as follows:


------------------------------------------------
                            Year Ended March 31,
                           ---------------------
                             1997    1996   1995
------------------------------------------------
Discount rate               8.00%   7.50%   8.00%
Rate of increase in
 future compensation        6.00%   6.00%   6.00%
------------------------------------------------

401(K) PLAN
A 401(k) plan covers substantially all employees. The plan allows employees to defer up to 8% of their salary; the Bank currently matches 55% of the first 4% of the employees' contribution. The matching contribution (in thousands) was $338 in 1997, $282 in 1996, and $270 in 1995.

Pension plan and 401(k) plan assets consist principally of mutual funds, fixed income and listed equity securities including the Corporation's stock. At March 31, 1997, the pension plan and 401(k) plan held approximately 2.8% of the total outstanding shares of the Corporation's stock.

STOCK OPTION AND MANAGEMENT RECOGNITION AND RETENTION PLANS
The Corporation adopted a stock option and incentive plan ("Option Plan") and a management recognition and retention plan ("Retention Plan").

The Corporation also adopted on April 1, 1996, the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement establishes optional financial accounting and reporting standards for stock-based employee compensation plans. The Corporation will retain its current accounting method for its stock-based employee compensation plans. This Statement will only result in additional disclosures for the Corporation, and as such, its adoption did not have a material impact on the Corporation's financial condition or its results of operations.

Under the Option Plan, options have been granted to directors and key employees to purchase common stock of CitFed Bancorp, Inc. The exercise price in each case equaled the fair market value of the Corporation's stock at the date of grant. A summary of the status of the Company's stock option plans as of March 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below (options have been restated to reflect the 3-for-2 stock split in the form of a stock dividend):



-----------------------------------------------------------------------------------------------------------
                                                1997                   1996                   1995
                                        --------------------   ---------------------  ---------------------
                                                    Weighted                Weighted            Weighted
                                                    Average                 Average             Average
                                                    Exercise                Exercise            Exercise
Options                                  Shares      Price       Shares      Price     Shares    Price
--------------------------------        --------------------   ---------------------  ---------------------
Outstanding at beginning of year         469,546     $7.92      568,937      $ 7.69    562,937      $ 7.56
Granted                                                           3,000       23.54      6,000       19.50
Exercised                                (90,167)     9.44     (102,135)       7.09
Forfeited                                                          (256)       6.00
-----------------------------------------------------------------------------------------------------------
Outstanding at end of year               379,379     $7.56      469,546      $ 7.92    568,937      $ 7.69
===========================================================================================================
Options exercisable at year-end          344,225     $7.26      325,462      $ 7.58    326,387      $ 7.27
===========================================================================================================
Weighted average fair value of
 options granted during year                                                 $12.97
-----------------------------------------------------------------------------------------------------------

The assumptions used in determining the fair value of options granted during 1996 are as follows:

Expected volatility            51.00%
Expected life of grant          6.98 years
Risk-free interest rate         6.47%
Expected dividend rate          0.91%

The following table summarizes information about stock options at March 31, 1997:

--------------------------------------------------------------------------------
Range of                                     Weighted Avg.
Exercise Prices            Outstanding       Contract Life      Exercisable
--------------------------------------------------------------------------------
$6.00-$9.00                  256,694              4.6               256,694
$9.01-$15.00                 113,685              6.7                80,031
$15.01-$20.00                  6,000              7.3                 6,000
$20.01-$25.00                  3,000              8.5                 1,500
                             ----------------------------------------------
                             379,379              5.3               344,225
================================================================================


The Corporation applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation cost for the Corporation's option grants been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Corporation's net income and net income per common and common equivalent share would not have been materially affected.

The date on which the options are first exercisable is determined by the Stock Option Committee of the Board of Directors, and the terms on any options may not exceed ten years from the date of grant. Outstanding stock options can be exercised over a ten-year period.

Pursuant to the Retention Plan, restricted stock awards covering shares up to one percent of outstanding common shares may be granted to officers and other key employees of the Corporation. Presented below is activity under the plan which includes PSB's retention plan:

           --------------------------------------------------
                                              Shares   Shares
                                             Granted   Vested
           --------------------------------------------------
           Granted, January 29, 1992          60,375
           Shares vested in 1992                       12,075
           Shares vested in 1993                       12,075
           Shares granted in 1994             89,769
           Shares vested in 1994                       30,029
           Shares granted in 1995              2,700
           Shares vested in 1995                       31,379
           Shares vested in 1996                       31,379
           Shares granted in 1997                750
           Shares vested in 1997                       22,654
           --------------------------------------------------
           Balance at March 31, 1997         153,594  139,591
           ==================================================


At March 31, 1997, 603,813 common shares were reserved for issuance under these plans.

ESOP PLAN--Prior to its merger with the Corporation, PSB and its representatives used their best efforts to amend the PSB ESOP for the purpose of terminating the PSB ESOP plan to repay the PSB ESOP loan and distribute all unallocated shares to PSB ESOP participants and former participants. In August 1996, the Corporation received a favorable determination letter from the Internal Revenue Service with respect to the repayment of the PSB ESOP loan and proposed termination of the ESOP plan. Therefore, the Corporation terminated the ESOP during fiscal 1997. The fair value of the shares released for distribution to participants of approximately $991,000 was recorded as compensation expense, with an offsetting increase to additional paid-in capital, upon distribution of such shares to participants.

16. LEASES

Operating leases for the corporate headquarters and for certain branch facilities expire through 2009. For the following fiscal years, future minimum lease payments (in thousands) are $3,263 in 1998; $3,034 in 1999; $2,942 in 2000; $2,844 in 2001; $2,603 in 2002 and $18,507 thereafter. Rent expense (in thousands) for the years ended March 31, 1997, 1996 and 1995 was $3,524; $3,456 and $3,358, respectively.

17. MORTGAGE BANKING OPERATIONS
Mortgage banking income is summarized as follows:


                                                 March 31,
                                       ---------------------------------
   (In thousands)                      1997        1996             1995
   ---------------------------------------------------------------------
   Mortgage banking operations:
    Net gain on sale of loans(1)    $ 1,585       $  70            $ 273
    Loan servicing revenue           10,967      13,602           10,057
    Loan late charges and
      other fees                      2,453       2,196            1,808
    Amortization of
      interest rate floors             (996)       (720)
   Less:
    Amortization of
      mortgage servicing rights      (3,536)     (6,888)          (4,494)
    Servicing rights
      valuation adjustment             (197)
   ---------------------------------------------------------------------
   Total mortgage banking
    operations, net                  10,276       8,260            7,644
   Gain on sale of servicing rights               3,538            2,890
   ---------------------------------------------------------------------
      Total                         $10,276     $11,798          $10,534
   =====================================================================


(1) Net gain on sale of loans includes a $1.1 million gain on the sale of the Bank's loans in fiscal 1996.

Operating profit for the Mortgage Company was (in thousands) $4,386, $4,445 and $3,830 for the years ended March 31, 1997, 1996 and 1995, respectively. Operating profit does not include intercompany loan sales. Identifiable assets of the Mortgage Company were (in thousands) $97,469 and $123,417 at March 31, 1997 and 1996, respectively.

Mortgage loans serviced for entities other than the Bank are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans serviced for others at March 31, 1997, 1996 and 1995 were (in millions) $3,626, $2,989 and $4,776, respectively. The mortgage servicing portfolio is primarily covered by servicing agreements pursuant to the mortgage-backed securities programs of the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Under these agreements, the Mortgage Company may be required to advance funds temporarily to make scheduled payments of principal, interest, taxes or insurance if the borrower fails to make such payments. Although the Bank cannot charge any interest on such advance funds, the Bank typically recovers the advances within a reasonable number of days upon receipt of the borrower's payment, or in the absence of such payment, advances are recovered through FHA insurance or VA guarantees or FNMA or FHLMC reimbursement provisions in connection with loan foreclosures. The amount of funds advanced by the Bank pursuant to servicing agreements is not material.

Servicing loans for investors generally consists of collecting payments, holding advance payments by borrowers for taxes and insurance, making inspections as required of the mortgage premises, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold. The servicing portfolio is subject to reduction by reason of normal amortization and prepayment or liquidation of outstanding mortgage loans. Fees earned for servicing loans owned by investors are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

Custodial escrow balances maintained in connection with loans serviced for entities other than the Bank approximated $25.0 million and $36.6 million at March 31, 1997 and 1996, respectively. Substantially, all of these balances are held by the Bank and are included in deposits in the consolidated statements of financial condition.

MSRs represent the cost of acquiring the right to service mortgage loans. These costs are capitalized and amortized in proportion to, and over the period of, estimated net loan servicing income. The carrying value of MSRs are periodically evaluated for impairment by stratifying servicing assets into pools based on the type and interest rate of loans being serviced. An impairment reserve is established for any pools for which the discounted fair value is less than the carrying amount. At March 31, 1997, an impairment reserve of $197,000 was recorded.

The unamortized costs of mortgage loan servicing rights, which is included in the Consolidated Statements of Financial Condition under the caption "Other Assets," is summarized below:


--------------------------------------------------------------------------
                                                   March 31,
                                   ---------------------------------------
(In thousands)                         1997          1996        1995
--------------------------------------------------------------------------
Balance, beginning of year         $20,498       $ 41,330     $10,481
Capitalized mortgage
  servicing rights                  17,453            364      35,767
Amortization                        (3,536)        (6,888)     (4,494)
Servicing rights
  valuation adjustment                (197)
Sales                                             (14,308)       (424)
--------------------------------------------------------------------------
Balance, end of year               $34,218       $ 20,498     $41,330
==========================================================================


The fair value of the MSR was approximately $37.7 million at March 31, 1997.

During 1997, the Mortgage Company purchased interest rate floors with notional amounts of $222 million for $1.1 million. See Note 12 for a further discussion of these instruments.

18. CITFED BANCORP, INC. - PARENT COMPANY ONLY FINANCIAL INFORMATION
The following condensed statements of financial condition as of March 31, 1997 and 1996 and condensed statements of income and cash flows for the years ended March 31, 1997, 1996 and 1995 for CitFed Bancorp, Inc. should be read in conjunction with the Consolidated Financial Statements and notes thereto.


(In thousands)                                                                 March 31,
                                                                      --------------------------
STATEMENTS OF FINANCIAL CONDITION                                       1997              1996
------------------------------------------------------------------------------------------------
ASSETS:
  Cash and equivalents                                                $    263          $    560
  Securities available for sale                                          9,891             9,825
  Investment in Citizens Federal Bank, F.S.B.                          189,960           183,367
  Advances to Citizens Federal Bank, F.S.B.                             18,638            14,054
  Deferred subordinated debt issue costs                                 1,070             1,239
  Other assets                                                           6,392             5,341
------------------------------------------------------------------------------------------------
Total                                                                 $226,214          $214,386
================================================================================================
LIABILITIES:
  Subordinated debt                                                   $ 40,050          $140,135
  Other liabilities                                                        177               142
------------------------------------------------------------------------------------------------
    Total liabilities                                                   40,227            40,277
------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock ($.01 par value), authorized 20,000,000 shares,
    8,613,086 in 1997 and 5,685,567 in 1996 outstanding                     86                57
  Additional paid-in capital                                            56,492            54,718
  Retained earnings                                                    136,634           123,743
  Net unrealized loss on securities available for sale                  (7,204)           (3,402)
  Other equity adjustments                                                 (21)           (1,007)
------------------------------------------------------------------------------------------------
    Total stockholders' equity                                         185,987           174,109
------------------------------------------------------------------------------------------------
Total                                                                 $226,214          $214,386
================================================================================================

                                                                                  Year Ended March 31
                                                                      --------------------------------------------
STATEMENTS OF INCOME                                                    1997              1996               1995
------------------------------------------------------------------------------------------------------------------
Equity in undistributed earnings of Citizens Federal Bank, F.S.B.     $ 16,976          $ 18,334           $12,140
Net interest expense                                                    (1,763)           (1,971)           (2,249)
Non-interest expense                                                    (1,052)           (1,271)           (2,161)
Income tax benefit                                                       1,001             1,044             1,073
------------------------------------------------------------------------------------------------------------------
    NET INCOME                                                        $ 15,162          $ 16,136           $ 8,803
==================================================================================================================
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net income                                                          $ 15,162          $ 16,136           $ 8,803
  Equity in undistributed earnings of the Bank not providing funds     (16,976)          (18,334)          (12,140)
  Loss on sale of securities                                                                                   592
  Amortization                                                           1,176               506               619
  Change in other assets                                                (1,051)           (1,353)           (2,047)
  Other                                                                  1,000              (674)              641
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (689)           (3,719)           (3,532)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of  securities available for sale                                                                 9,219
  Increase in advances to Bank                                          (4,584)           (7,784)           (3,834)
  Cash dividends received from the Bank                                  6,538             5,285             5,015
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                      1,954            (2,499)           10,400
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Other borrowings                                                         (85)                               (115)
  Cash dividends paid                                                   (2,242)           (1,663)           (1,629)
  Proceeds from stock                                                      765               688                49
  Purchase of treasury stock                                                                                (1,261)
------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (1,562)             (975)           (2,956)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                           (297)           (7,193)            3,912
Cash and equivalents, beginning of period                                  560             7,753             3,841
------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                   $    263          $    560           $ 7,753
==================================================================================================================

19. FAIR VALUES OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires that the Corporation disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Corporation's financial instruments:

CASH AND EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and equivalents approximate those assets' fair values.

SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY: Fair values for investment and mortgage-backed securities were based on quoted market prices.

MORTGAGE LOANS HELD FOR SALE: The fair value of mortgage loans held for sale was based on quoted market prices.


LOANS RECEIVABLE: The fair values of commercial, consumer, real estate mortgage and real estate construction loans were estimated based on discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and for the same remaining maturities.

INTEREST RATE FLOORS: The fair value of the interest rate floors are based on quoted market prices of comparable instruments.

ACCRUED INTEREST RECEIVABLE AND FEDERAL HOME LOAN BANK STOCK: The carrying amounts of these assets are a reasonable estimate of their fair value.

DEPOSIT LIABILITIES: The fair value of demand deposits, including interest and non-interest checking, passbook savings and certain types of money market accounts, are assumed to be equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts for variable-rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit were estimated based on a discounted cash flow calculation that applies interest rates currently being offered on certificates with similar remaining maturities.

ADVANCES FROM FHLB AND OTHER BORROWINGS: The fair value of variable-rate borrowings, which reprice frequently, are based on carrying values. For fixed-rate borrowings, fair values were estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

ACCRUED INTEREST PAYABLE: The carrying amounts of these liabilities are a reasonable estimate of their fair value.

OFF-BALANCE SHEET AND NON-FINANCIAL INSTRUMENTS: The amounts shown under carrying value (swap, lending commitments and forwards) represent recorded balances included in accruals or deferred income (fees) arising from related unrecognized financial instruments. The carrying value of mortgage servicing rights represents the recorded value of purchased and originated mortgage servicing rights. Fair values for the Corporation's off-balance sheet instruments (swap, lending commitments and forwards) are based on current settlement values (financial forwards); quoted market prices of comparable instruments (interest rate swaps) and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of residential loan servicing and mortgage servicing rights is determined based on estimated discounted cash flows to be received less the estimated costs of servicing.

The fair value estimates consider relevant market information when available. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are determined judgmentally and consider various factors, including current economic conditions and risk characteristics of certain financial instruments. Changes in factors, or the weight assumed for the various factors, could significantly affect the estimated values.

The fair value estimates are presented for on- and off-balance sheet financial instruments without attempting to estimate the value of the Corporation's long-term relationships with depositors and the benefit that results from the low-cost funding provided by deposit liabilities. In addition, significant assets which were not considered financial instruments and were therefore not a part of the fair value estimates include real estate owned, premises and equipment and costs in excess of fair value of net assets acquired.

The estimated fair value of the Corporation's financial instruments are as follows:

-------------------------------------------------------------------
                                                    March 31, 1997
                                            -----------------------
                                                Carrying     Fair
(In thousands)                                   Amount     Value
-------------------------------------------------------------------
FINANCIAL ASSETS:
 Cash and equivalents                         $   54,319 $   54,319
 Securities available for sale                   780,862    780,862
 Securities held to maturity                     235,197    232,884
 Loans, net of allowances for
   loan losses                                 1,638,514  1,650,647
 Mortgage loans held for sale                     35,443     35,443
 Interest rate floor                               1,007        308
 Accrued interest receivable                      16,611     16,611
 Federal Home Loan Bank stock                     42,866     42,866
-------------------------------------------------------------------
FINANCIAL LIABILITIES:
 Deposits                                      1,683,998  1,682,248
 Advances from FHLB and
   other borrowings                            1,032,855  1,027,775
 Accrued interest payable                          9,166      9,166
OFF-BALANCE SHEET INSTRUMENTS
 [UNREALIZED GAINS (LOSSES)]:
 Loan servicing rights                                        9,574
 Interest rate swap agreements                         8     (4,034)
 Commitments to extend credit                                  (243)
 Commitments to sell loans                                       39
NONFINANCIAL INSTRUMENTS:
 Mortgage servicing rights                        34,218     37,693
====================================================================

-------------------------------------------------------------------
                                                    March 31, 1996
                                            -----------------------
                                                Carrying     Fair
(In thousands)                                   Amount     Value
-------------------------------------------------------------------
FINANCIAL ASSETS:
 Cash and equivalents                         $   52,724 $   52,724
 Securities available for sale                   655,679    655,679
 Securities held to maturity                     188,743    189,159
 Loans, net of allowances for
   loan losses                                 1,445,844  1,477,509
 Mortgage loans held for sale                     75,656     75,656
 Interest rate floor                               1,100      1,100
 Accrued interest receivable                      14,986     14,986
 Federal Home Loan Bank stock                     31,908     31,908
-------------------------------------------------------------------
FINANCIAL LIABILITIES:
 Deposits                                      1,649,265  1,654,745
 Advances from FHLB and
   other borrowings                              748,061    815,716
 Accrued interest payable                          6,537      6,537
OFF-BALANCE SHEET INSTRUMENTS
 [UNREALIZED GAINS (LOSSES)]:
 Loan servicing rights                                       11,454
 Interest rate swap agreement                         15     (1,379)
 Commitments to extend credit                                  (187)
 Commitments to sell loans                                      350
NONFINANCIAL INSTRUMENTS:
 Purchased mortgage loan servicing                20,498     21,858
===================================================================

20. DEPOSIT INSURANCE FUNDS ACT OF 1996
Deposits of savings associations are insured by the Savings Association Insurance Fund (the "SAIF"). During September 1996, legislation was enacted providing for a one-time assessment imposed on the March 31, 1995 deposits of SAIF insured institutions. This one-time assessment increased the deposit insurance premium by $10.3 million in fiscal 1997. In future years, management anticipates a significant decrease in deposit insurance premiums.

21. QUARTERLY DATA (UNAUDITED)

-------------------------------------------------------------------------------------
                                                Year Ended March 31, 1997
                                      -----------------------------------------------
(In thousands except per share data)    First      Second(1)        Third   Fourth
-------------------------------------------------------------------------------------
Total interest income                 $44,219       $47,559        $48,717  $49,791
Net interest income                    15,820        16,863         17,019   17,217
Provision for loan losses                 450         1,050            900      450
Net income (loss)                       5,037        (1,886)         5,783    6,228
Net income (loss) per common
    and common equivalent share       $  0.57      $  (0.21)       $  0.65   $ 0.69
=====================================================================================


                                                 Year Ended March 31, 1996
                                      -----------------------------------------------
(In thousands except per share data)  First(2)      Second(2)        Third   Fourth
-------------------------------------------------------------------------------------
Total interest income                 $39,786       $41,011        $41,448  $43,483
Net interest income                    13,433        14,079         14,450   15,783
Provision for loan losses                 300           300            300      750
Net income                              3,683         3,769          4,039    4,645
Net income per common
    and common equivalent share       $  0.42       $  0.43        $  0.46  $  0.52
=====================================================================================


(1) Includes a $10.3 million one-time special assessment to recapitalize the Savings Association Insurance Fund.
(2) First quarter and second quarter fiscal 1996 earnings included a $1.6 million and $2.1 million pre-tax gain on sale of mortgage loan servicing rights, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information concerning Directors of the Corporation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in July 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

     Information regarding the business experience of the executive officers of the Corporation and the Bank who are not also directors contained in Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in July 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in July 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in July 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  FINANCIAL STATEMENTS:

     The following financial statements are included in this Form 10-K:

     1. Five-Year Summary of Selected Consolidated Financial Data.
     2. Independent Auditors' Report.
     3. Consolidated Statements of Financial Condition at March 31, 1997 and 1996.
     4. Consolidated Statements of Income for the fiscal years ended March 31, 1997, 1996 and 1995.
     5. Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 1997, 1996 and 1995.
     6. Consolidated Statements of Cash Flows for the fiscal years ended March 31, 1997, 1996 and 1995.
     7. Notes to Consolidated Financial Statements.


     (a)(2) FINANCIAL STATEMENT SCHEDULES:

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.


     (a)(3) EXHIBITS:

     See Exhibit Index.


     (b)  REPORTS ON FORM 8-K:

     There were no current reports on Form 8-K filed by the Corporation during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITFED BANCORP, INC.



By:/s/Jerry L. Kirby                           Date:   June 30, 1997
    ----------------------------------------          -------------------------
   Jerry L. Kirby, Chairman of the Board,
     President and Chief Executive Officer
    (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Jerry L. Kirby                             Date:   June 30, 1997
--------------------------------------------           -------------------------
Jerry L. Kirby, Chairman of the Board,
  President and Chief Executive Officer
  (Principal Executive Officer)


/s/ William M. Vichich                          Date:   June 30, 1997
---------------------------------------------           ------------------------
William M. Vichich, Executive Vice President,
  Chief Operating Officer and Chief Financial
  Officer (Principal Financial and Accounting
  Officer)


/s/ Leon A. Whitney                             Date:   June 30, 1997
----------------------------------------                ------------------------
Leon A. Whitney, Director



/s/ Allen M. Hill                               Date:   June 30, 1997
----------------------------------------                ------------------------
Allen M. Hill, Director



/s/ Clarence E. Bowman, Jr.                     Date:   June 30, 1997
----------------------------------------                ------------------------
Clarence E. Bowman, Jr., Director



/s/ Donald E. Broehm                            Date:   June 30, 1997
----------------------------------------                ------------------------
Donald E. Broehm, Director

  /s/ Larry R. Ritter                                    Date:   June 30, 1997
  -----------------------------------------------------         ---------------
  Larry R. Ritter, Director



  /s/ Paul F. Dillenburger                               Date:   June 30, 1997
  -----------------------------------------------------         ---------------
  Paul F. Dillenburger, Director




  /s/ James E. Walsh                                     Date:   June 30, 1997
  -----------------------------------------------------          ---------------
  James E. Walsh, Director



  /s/ Gilbert P. Williamson                              Date:  June 30, 1997
  -----------------------------------------------------         ----------------
  Gilbert P. Williamson, Director

                                 EXHIBIT INDEX




                                                               REFERENCE TO
                                                               PRIOR FILING
                                                                OR EXHIBIT
                                                                  NUMBER
                                                                 ATTACHED
NUMBER  DOCUMENT                                                  HERETO
------  --------                                               ------------
 2      Plan of acquisition, reorganization, arrangement,          (i)
        liquidation or succession
 3(a)   Certificate of Incorporation                               (ii)
 3(b)   By-Laws                                                    3(b)
  4     Instruments defining the right of security                 (ii)
        holders, including debentures
  9     Voting Trust Agreement                                     None
  10    Material contracts:
        - Employment Contracts                                     (ii)
        - Management Recognition Plan                              (iii)
        - 1991 Stock Option and Incentive Plan                     (iv)
        - Supplemental and Deferred Compensation and               (v)
           Benefits  Agreement
        - Deferred Capital Accumulation Plan Participation         (v)
          Agreements
        - Amended and Restated Supplemental Benefits               (vi)
          Agreement
        - Supplemental Retirement Plans                            (vi)
        - Executive Insurance Agreements                           (vi)
        - Amended and Restated Stock Option and Incentive         (vii)
          Plan
        - Benefits Trust Agreement                                (vii)
  11    Statement re:  computation of per share earnings           None
  12    Statement re:  computation of ratios                   Not required
  13    Annual Report to Security Holders                      Not required
  16    Letter re:  change in certifying accountants               None
  18    Letter re:  change in accounting principles                None
  21    Subsidiaries of Registrant                                  21
  22    Published report regarding matters submitted to vote       None
        of security holders
  23    Consent of Deloitte & Touche LP                             23
  24    Power of Attorney                                      Not Required
  27    Financial Data Schedule                                     27
  99    Additional Exhibits                                        None

---------------
     (i) Filed as Exhibit B to the Corporation's Current Report on Form 8-K on March 13, 1995 (File No. 0-19611). Such plan is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     (ii) Filed as exhibits to the Corporation's Form S-1 registration statement filed on February 12, 1991 (File No. 33-38880) pursuant to Section 5 of the Securities Act of 1933, as amended, except for an Indenture dated as of August 19, 1993, with respect to the Corporation's 8.25% Subordinate Notes, due September 1, 2003 and a Stockholders Rights Protection Plan dated October 21, 1994 between the Corporation and Chemical Bank. The Corporation agrees to file the Indenture upon the request of the Securities and Exchange Commission. The Stockholder Rights Protection Plan is filed as Exhibit 1 to the Corporation's 8-A Registration Statement filed on

October 25, 1994. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     (iii) Filed as Exhibit 4 to the Corporation's Form S-8 registration statement on December 30, 1992 (File No. 33-55646) pursuant to Section 5 of the
Securities Act of 1933, as amended.   Such plan is hereby incorporated herein
by reference in accordance with Item 601 of Regulation S-K.

     (iv) Filed as Exhibit 4 to the Corporation's Form S-8 registration statement filed September 23, 1993 (File No. 33-52314) pursuant to Section 5 of
the Securities Act of 1933, as amended.   Such plan is hereby incorporated
herein by reference in accordance with Item 601 of Regulation S-K.

     (v) Filed as Exhibits 10.1 and 10.2 to the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.

     (vi) Filed as Exhibit 10(a), (b) and (c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated herein by reference.

     (vii) Filed as exhibits to the Corporation Annual Report of Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.