Form 10-Q
period 1997-06-30
CITFED BANCORP INC
filed 1997-08-13
CIK 872441

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                -------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

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

                               YES  X       No
                                   ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at
    Class of Common Stock                   July 31, 1997
    ---------------------                   --------------

       $.01 par value                        8,638,486

                              CITFED BANCORP, INC.

                                   FORM 10-Q

                                     INDEX


                                                               Page No.
                                                               --------
PART I.   Financial Information

           Item 1.      Financial Statements:

                        Consolidated Statements of Financial
                          Condition as of June 30, 1997
                          and March 31, 1997                      1

                        Consolidated Statements of Operations
                          for the Three Months ended June 30,
                          1997 and June 30, 1996                  2

                        Consolidated Statement of Stockholders'
                          Equity for the Three Months ended
                          June 30, 1997                           3

                        Consolidated Statements of Cash Flows
                          for the Three Months ended
                          June 30, 1997 and 1996                  4

                        Notes to Consolidated Financial
                          Statements                              5


             Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                              7


PART II.  Other Information

             Item 1.    Legal Proceedings                        17

             Item 6.    Exhibits and Reports on Form 8-K         17

             Signatures                                          18

             Exhibit 11

             Exhibit 27

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        JUNE 30, 1997 AND MARCH 31, 1997
                             (Dollars in thousands)


Part 1.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS


                                                                   JUNE 30,       MARCH 31,
                                                                    1997            1997
                                                                 ------------   -------------
                                                                 (unaudited)
                           ASSETS
                           ------
CASH AND DEMAND DEPOSITS                                             $   10,508    $   31,453
Interest-bearing time deposits and cash equivalents                      25,921        22,866
                                                                   ------------  ------------
 TOTAL CASH AND EQUIVALENTS                                              36,429        54,319
Mortgage-backed securities available for sale                           760,077       780,862
Investment securities held to maturity                                  236,187       235,197
Loans held for sale                                                      57,915        35,443
Loans (less allowance for loan losses of $18,062 and $16,823
 at June 30, 1997 and March 31, 1997, respectively)                   1,820,967     1,638,514
Accrued interest receivable:
 Mortgage-backed securities                                               4,146         4,301
 Investment securities                                                    3,720         3,520
 Loans                                                                    9,848         8,790
Real estate held for sale, net                                            5,648         7,156
Federal Home Loan Bank stock, at cost                                    43,641        42,866
Office properties and equipment, net                                     18,436        18,322
Cost in excess of fair value of net assets acquired                      19,594        20,319
Other assets                                                             80,907        87,660
                                                                   ------------  ------------
 TOTAL                                                               $3,097,515    $2,937,269
                                                                   ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

LIABILITIES:
Deposits                                                             $1,725,779    $1,683,998
Advances from Federal Home Loan Bank                                    825,568       720,482
Other borrowings                                                        308,310       312,373
Other liabilities                                                        40,621        34,429
                                                                   ------------  ------------
 TOTAL LIABILITIES                                                    2,900,278     2,751,282
                                                                   ------------  ------------
 STOCKHOLDERS' EQUITY:
 Serial Preferred Stock, ($.01 par value),
 Authorized 5,000,000 shares; none outstanding
 Common Stock ($.01 par value),
 Authorized 20,000,000 shares; 8,638,486 and 8,613,086 outstanding
   at June 30, 1997 and March 31, 1997, respectively                         86            86
 Additional paid-in capital                                              56,741        56,492
 Retained earnings-substantially restricted                             142,610       136,634
 Unearned compensation - restricted stock awards                            (14)          (21)
 Net unrealized loss on securities available for sale                    (2,186)       (7,204)
                                                                   ------------  ------------

 TOTAL STOCKHOLDERS' EQUITY                                             197,237       185,987
                                                                   ------------  ------------

 TOTAL                                                               $3,097,515    $2,937,269
                                                                   ============  ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1997 and 1996 (Dollars in thousands, except for per share data)


                                                       Three Months Ended
                                                           June 30,
                                                     -----------------------
                                                         1997        1996
                                                     ------------  ---------
                                                           (unaudited)
  INTEREST INCOME:
   Loans                                              $34,280       $29,535
   Mortgage-backed securities                          13,047        10,666
   Investments                                          3,839         3,410
   Other                                                1,104           608
                                                      -------       -------
     Total interest income                             52,270        44,219
                                                      -------       -------

  INTEREST EXPENSE:
   Deposits                                            18,991        18,037
   Borrowings                                          15,488        10,362
                                                      -------       -------
    Total interest expense                             34,479        28,399
                                                      -------       -------

NET INTEREST INCOME                                    17,791        15,820
  Provision for loan losses                             1,600           450
                                                      -------       -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES  16,191        15,370
                                                      -------       -------
   NON-INTEREST INCOME:
   Servicing Fees and Charges:
    Consumer banking                                    3,921         2,836
    Trust and investment services                         769           901
    Mortgage banking operations, net                    2,929         2,412
   Gain(loss) on sale:
  Provision for losses on real estate held for sale      (130)           (9)
   Other                                                  776           463
                                                      -------       -------
     Total non-interest income                          8,265         6,603
                                                      -------       -------

  NON-INTEREST EXPENSES:
   Salaries and benefits                                6,362         6,451
   Occupancy and equipment                              3,418         3,208
   Amortization of cost in excess of fair value of
    net assets acquired                                   725           725
   FDIC premiums and OTS assessments                      364         1,005
   Marketing and advertising                              636           472
   Franchise Tax                                          411           397
   Other                                                2,904         2,468
                                                      -------       -------
     Total non-interest expenses                       14,820        14,726
                                                      -------       -------

  INCOME BEFORE INCOME TAXES                            9,636         7,247
  Income tax provision                                  2,970         2,210
                                                      -------       -------
  NET INCOME                                           $6,666        $5,037
                                                      =======       =======
  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE     $.75           $.57
                                                      =======       =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For The Three Months Ended June 30, 1997
                             (Dollars in thousands)





                                                 ADDITIONAL                 NET UNREALIZED        OTHER        TOTAL
                          OUTSTANDING  COMMON      PAID-IN   RETAINED       LOSS ON SECURITIES    EQUITY     STOCKHOLDERS'
(unaudited)                 SHARES      STOCK     CAPITAL    EARNINGS      AVAILABLE FOR SALE   ADJUSTMENTS     EQUITY
                          -----------  ------  ------------  --------  -----------------------  -----------  -------------

BALANCE, MARCH 31, 1997     8,613,086     $86     $56,492    $136,634         ($7,204)             ($21)        $185,987

Net income                                                      6,666                                              6,666
Dividends paid                                                   (690)                                              (690)
Change in net unrealized
  Loss  on securities
 available for sale                                                             5,018                              5,018
Stock options exercised        25,400                 249                                                            249
Restricted stock awards-
  compensation                                                                                        7                7
                          -----------  ------ -----------    --------         --------          --------       ---------

BALANCE, JUNE 30, 1997      8,638,486     $86     $56,741    $142,610         ($2,186)             ($14)        $197,237
                          ===========  ======  ==========    ========        =========          ========       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended June 30, 1997 and 1996
                             (Dollars in thousands)

                                                              Three Months Ended
                                                                   June 30,
                                                             ---------------------
(Unaudited)                                               1997                   1996
                                                     ---------------         --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   6,666              $   5,037
 Adjustments to reconcile net income to net cash
 provided by  operating activities:
  Depreciation and amortization                            830                    898
  Amortization of intangibles                            1,422                    467
  Amortization of deferred loan fees                       (14)                  (262)
  (Increase) decrease in loans held for sale           (22,748)                29,843
  FHLB stock dividends                                    (775)                  (561)
  Loss on sale of earning assets                           272                  1,094
 Provision for loan and REO losses                       1,730                    459
 ESOP & RRP and other                                        7                     36
 Increase in accrued interest receivable                (1,103)                (1,510)
 Decrease in other assets                               14,966                  4,358
 Increase in other liabilities, net                      3,490                    205
                                                     ---------              ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             4,743                 50,064
                                                     ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities:
  Purchased                                             (9,001)               (43,688)
  Matured/principal collected                            8,001                  9,249
Mortgage-backed securities available for sale:
  Purchased                                                                   (62,229)
  Principal collected                                   28,547                 28,249
 Loans held for investment:
  Originated                                          (260,057)              (125,875)
  Principal collected                                   75,840                 82,903
 Purchased and originated mortgage servicing rights     (8,857)                (1,763)
 Purchases/Redemptions of FHLB stock                                           (3,133)
 Proceeds from real estate sold                          1,761                    462
 Real estate acquired for development and sale            (201)                   (52)
 Office properties and equipment, net                   (1,029)                  (119)
                                                     ---------              ---------
   NET CASH USED IN INVESTING ACTIVITIES              (164,996)               (115,996)
                                                     ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in deposits                        41,781                (22,619)
 FHLB advances:
  Borrowings                                           291,000                297,000
  Payments                                            (185,914)              (210,686)
 Reverse repurchase agreement payments                  (3,491)
 Other borrowing  payments                                (572)                   (49)
 Common stock issuances                                    249                     11
 Cash dividends paid                                      (690)                  (398)
                                                     ---------              ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES           142,363                 63,259
                                                     ---------              ---------
NET DECREASE IN CASH AND EQUIVALENTS                   (17,890)                (2,673)
Cash and equivalents, beginning of period               54,319                 52,724
                                                     ---------              ---------
CASH AND EQUIVALENTS, END OF PERIOD                  $  36,429              $  50,051
                                                     =========              =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                       $  32,968              $  26,249
                                                     =========              =========
SUPPLEMENTAL OF NON-CASH INVESTING ACTIVITIES:
 Transfer of loans to foreclosed real estate         $     182              $     803
                                                     =========              =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              CITFED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended June 30, 1997 and 1996
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The foregoing consolidated financial statements as of June 30, 1997 and 1996, and for the three months ended June 30, 1997 and 1996 are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of CitFed Bancorp, Inc. (the "Corporation"), its subsidiary, Citizens Federal Bank, F.S.B. (the "Bank" or "Citizens Federal") and the Bank's subsidiaries.

2. COMMITMENTS AND CONTINGENCIES

     At June 30, 1997, the Bank had outstanding commitments to originate and purchase loans aggregating approximately $67.1 million. The commitments extend over varying periods of time with the majority being disbursed within thirty days. Loan commitments with interest rates established with the borrower amounted to $62.1 million; the remainder are at floating rates. The Bank had outstanding mandatory and optional forward commitments to sell loans and mortgage-backed securities of $95.4 million at June 30, 1997.

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

3. SUBSIDIARY OPERATIONS

     CitFed Bancorp has four subsidiaries:

     Citizens Federal Bank, F.S.B.                     CitFed Mortgage Corporation of America
     (federal savings bank)                            (mortgage banking)

     C. F. Property Management Company                 Dayton Financial Services Corporation
     (which does business as CitFed Investment         (residential land development)
     Group) (mutual fund and insurance sales)



             Earnings (losses):                              THREE MONTHS ENDED
             (In thousands)                                      JUNE  30,
                                                        ---------------------------
             (Unaudited)                                     1997          1996
                                                        -------------  ------------
Citizens Federal Bank                                      $6,174           $4,707
CitFed Mortgage                                               839              736
CitFed Investment Group                                        48               97
Dayton Financial                                                               (58)
CitFed Bancorp (including consolidating entries)             (395)            (445)
                                                        ---------        ---------
      NET INCOME                                           $6,666           $5,037
                                                        =========        =========

4. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share for the three months ended June 30, 1997 and 1996 are divided by the weighted average number of common shares and common share equivalents outstanding during the period. Average common and common stock equivalents outstanding for the three month period ended June 30, 1997 and 1996 were 8,926,161 and 8,855,691, respectively. Stock options are considered common share equivalents.

5. DIVIDEND

     The Board of Directors declared on July 25, 1997, a quarterly dividend of $0.09 per share payable August 30, 1997 to stockholders of record on August 15, 1997. The total amount of the dividend will be approximately $777,000.

6. CURRENT ACCOUNTING ISSUES

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The current presentation of primary and fully diluted earnings per share will be replaced with basis and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Although basic earnings per share under SFAS 128 excludes dilutive securities, management expects that the new basic earnings per share will not be significantly different from primary earnings per share, which includes the effect of potentially dilutive securities. Diluted earnings per share, as required by SFAS 128, is not expected to materially change from the current fully diluted earnings per share presentation.

     In connection with SFAS 128, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). While SFAS 128 applies only to public companies, SFAS 129 is applicable to both public and nonpublic companies. This statement is not expected to have a material impact on disclosures currently made by the Corporation.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require disclosure in the financial statements of all the changes in equity during a period from transactions and other events and circumstances from non-owner sources. Items included in comprehensive income will include separate classification of items based upon their nature. The Statement requires that comparative information for prior years to be restated. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The effect on the Corporation's financial statements has not yet been determined.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will require new segment information in public companies' annual financial statements. Additionally, selected information will be required in interim financial statements. The Statement requires that comparative information for prior years be restated. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The effect on the Corporation's financial statements has not yet been determined.

7. RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified for comparative purposes to conform with the current year's presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Corporation is a Delaware corporation organized on January 25, 1991 for the purpose of acquiring all of the outstanding capital stock of Citizens Federal which was issued on January 29, 1992. Citizens Federal is a federally-chartered stock savings bank headquartered in Dayton, Ohio. The Bank has 35 offices in a seven county area that comprises the greater Dayton area. In addition, through the Bank's wholly owned subsidiary, CitFed Mortgage Corporation of America (the "CitFed Mortgage"), it operates fifteen mortgage loan origination offices in Dayton, Columbus and Cincinnati, Ohio; Indiana, Kentucky, Virginia and North Carolina.


FORWARD-LOOKING STATEMENT

     When used in this Quarterly Report on Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Corporation does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

     Citizens Federal's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Bank's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Bank's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its provision for loan losses and general and administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

     Net Income:   Net income for the three months ended June 30, 1997, was
$6.7 million as compared to $5.0 million for the three months ended June 30, 1996, resulting in an increase of 32.3%.

     Interest Income:   Total interest income increased $8.1 million, or 18.2%
from $44.2 million for the first quarter of fiscal 1997 to $52.3 million for the first quarter of fiscal 1998. Of this increase, $7.3 million resulted from an increase of $395.2 million in the average balance of interest-earning assets, primarily loans receivable and mortgage-backed securities. The remaining $734,000 increase resulted from a 12 basis point increase in the weighted average yield on interest-earning assets caused by a slight increase in market rates of interest.

     Management decided, throughout fiscal 1997 and 1998, to grow the Bank's assets by increasing its permanent portfolio of consumer and one- to four-family loans held for investment. As a result, the average balance of loans increased $237.2 million from the three months ended June 30, 1996 to June 30, 1997. In addition, purchases during this same period have resulted in an increase in the average balance of mortgage-backed securities and investment securities of $121.4 million and $26.8 million, respectively.

     Interest Expense:   Total interest expense increased $6.1 million, or
21.4% from $28.4 million for the first quarter of fiscal 1997 to $34.5 million for the first quarter of fiscal 1998. Of this increase, $6.0 million was the result of an increase of $370.3 million in the average balance of interest-bearing liabilities. The remaining $64,000 increase related to a 24 basis point increase in the cost of funds.

     The Bank's average deposits increased $71.0 million for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 primarily due to an $84.3 million increase in retail certificates of deposit, partially offset by a $13.3 million decrease in demand and money market deposits, and NOW accounts. In addition, the average balance of FHLB advances and securities sold under agreements to repurchase increased $133.3 million and $166.2 million, respectively. These increases were necessary to fund the asset growth planned by management.

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


RATE/VOLUME ANALYSIS
                                         Three Months Ended June 30,
                                                 1997 vs 1996
                                          Increase (Decrease) Due To
                                        Volume           Rate            Total
                                        ------           ----            -----
                                               (Dollars in thousands)
Interest-Earning Assets:
 Loans receivable                       $4,670          $  75            $4,745
 Mortgage-backed securities              2,025            356             2,381
 Investment securities                     501            (72)              429
 Other                                     121            375               496
                                        ------          -----           -------
    Total interest-earning assets       $7,317          $ 734            $8,051
                                        ======          =====           =======

Interest-Bearing Liabilities:
 Deposits:
  NOW accounts                          $  115          $(252)          $  (137)
  Savings deposits                         (11)            (5)              (16)
  Money Market deposits                   (183)           140               (43)
  Certificates of deposit                1,791           (641)            1,150
 FHLB advances                           1,910            654             2,564
 Securities sold under agreements
  to repurchase                          2,399            185             2,584
 Other borrowings                           (5)           (17)              (22)
                                        ------          -----           -------
    Total interest-bearing liabilities  $6,016          $  64            $6,080
                                        ======          =====           -------
Net interest income                                                      $1,971
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

     The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.9% for the three months ended June 30, 1997, as compared to 102.3% for the same period last year. Although the weighted average interest rate for both interest-earning assets and interest-bearing liabilities rose, there was a decrease in the net interest rate spread. This is a result of the Bank's deposit liabilities and short-term borrowings repricing slightly faster than its interest-earning assets. In addition, the Bank's planned asset growth was substantially funded by an increase in the balances of short-term borrowings, which bears a higher average rate than the average rate of deposits.

                                                         Three months ended June 30,
                                                        1997                                 1996
                                        -----------  ---------  -----------  -----------  --------  --------
                                        Average      Interest   Yield/       Average      Interest  Yield/
                                        Outstanding  Earned/    Weighted     Outstanding  Earned/   Weighted
                                        Balance      Paid       Rate         Balance      Paid      Rate
                                        -----------  ---------  -----------  -----------  --------  --------
                                                                (Dollars in thousands)
Interest-Earning Assets:
  Loans receivable (1)                  $1,739,424    $34,280     7.88%       $1,502,215    $29,535    7.86%
  Mortgage-backed securities               779,966     13,047     6.69           658,557     10,666    6.48
  Investment securities                    235,520      3,839     6.52           208,700      3,410    6.54
  Other                                     65,883      1,104     6.70            56,079        608    4.34
                                        ----------   --------  -------       -----------   --------  ------
Total interest-earning assets           $2,820,793    $52,270     7.41%       $2,425,551    $44,219    7.29%
                                        ==========   --------  -------       ===========   --------  ------

Interest-Bearing Liabilities:
 Deposits:
  NOW account                           $  182,389    $   859     1.88%       $  179,124    $   996    2.22%
  Demand deposits                          122,045                0.00           128,598               0.00
  Savings deposits                         212,096      1,297     2.45           213,819      1,313    2.46
  Money Market deposits                    123,708      1,048     3.39           131,983      1,091    3.31
  Certificates of deposit                1,056,470     15,787     5.98           972,140     14,637    6.02
 FHLB advances                             738,056     10,771     5.84           604,757      8,207    5.43
 Securities sold under agreements
  to repurchase                            266,201      3,873     5.82           100,000      1,289    5.16
 Other borrowings                           40,962        844     8.24            41,209        866    8.41
                                        ----------   --------  -------       -----------   --------  ------
Total interest-bearing liabilities      $2,741,927     34,479     5.03%       $2,371,630     28,399    4.79%
                                        ==========   --------  -------       ===========   --------  ------
Net interest income; interest
  rate spread                                         $17,791     2.38%                     $15,820    2.50%
                                                     ========  =======                     ========  ======
Net interest margin (2)                                           2.52%                                2.61%
                                                               =======                               ======
Average interest-earning assets to
  average interest-bearing liabilities      102.88%                              102.27%
                                            ======                               ======


(1) Average balances for loans receivable include average balances for non-accrual loans.
(2) Net interest margin is net interest income divided by average interest-earning assets.

     Provision for Loan Losses.   The Bank's provision for loan losses was $1.6
million for the three months ended June 30, 1997, compared to a provision of $450,000 for the three months ended June 30, 1996. The growth in consumer and non-residential real estate loans (which have traditionally carried more risk than one- to four-family real estate loans) and the overall growth of the Bank's loan portfolio contributed to the increase in the provision for loan losses. Both provisions reflect the Bank's continuing evaluation of its loan portfolio, the growth of the portfolio, and the effect thereon from general economic conditions. Management's estimate of the adequacy of its general allowances for loan losses is based upon an analysis of the Bank's loan portfolio including such factors as prior loan loss experiences, economic conditions affecting the real estate market, regulatory considerations and other matters.

     The following table sets forth an analysis of the Bank's allowance for loan losses at the dates indicated.

                                                       Three Months Ended
                                                            June 30,
                                                         1997         1996
                                                    ---------    ---------
                                                    (Dollars in thousands)

   Balance at beginning of period                     $16,823      $16,330
                                                    ---------    ---------
   Charge-offs:
     One-to four-family real estate                      (110)         (46)
     Other real estate                                     (1)          (5)
     Consumer                                            (670)         (92)
     Commercial business                                               (15)
                                                    ---------    ---------

       Total charge-offs                                 (781)        (158)
                                                    ---------    ---------
   Recoveries:
     One-to four-family real estate                        20           13
     Other real estate                                      6           50
     Consumer                                             392           19
     Commercial business                                    2            9
                                                    ---------    ---------

          Total recoveries                                420           91
                                                    ---------    ---------

   Net charge-offs                                       (361)         (67)

   Provisions                                           1,600          450
                                                    ---------    ---------

   Balance at end of period                           $18,062      $16,713
                                                    =========    =========

   Ratio of net charge-offs during the period
    to average loans outstanding during the period      (0.02%)      (0.00%)
                                                    =========    =========

   Ratio of allowance to non-performing loans
    at end of period                                    231.0%        83.2%
                                                    =========    =========



     Management believes that the relationship of the allowance to total loans and to non-performing loans is adequate based on all information currently available. See "Asset Quality."

     The ratio of the allowance to non-performing loans increased to 231.0% at June 30, 1997, compared to 83.2% for the same period one year ago primarily because of the decrease in non-performing loans from $20.1 million to $7.8 million. This decrease was primarily due to one loan for $9.3 million, secured by two commercial office buildings, being repaid during fiscal 1997 and the Bank charging approximately $1.8 million against its loan loss reserves in the third quarter of fiscal 1997.

     Non-Interest Income:   Non-interest income for the three months ended June
30, 1997, totaled $8.3 million as compared to $6.6 million for the same period a year ago, an increase of $1.7 million, or 25.2%.

     Consumer banking fees and charges increased 38.3% to $3.9 million for the three months ended June 30, 1997, up from $2.8 million for the same period last year. This increase continued to reflect the benefits of growth in consumer checking accounts and increased fees associated with consumer and commercial loan activities.

     Although trust and investor services fee income declined 14.7% to $769,000 for the first quarter, down from $901,000 from the same quarter last year, administered trust assets increased 5.0% to $438.8 million at June 30, 1997, compared with $418.0 million at June 30, 1996. The decline in fee income primarily resulted from lower sales of mutual funds and insurance products sold through the Bank's retail branches by CitFed Investment Group. This decrease was caused by a temporary decline in the number of sales representatives combined with reduced sales due to market fluctuations.

     Mortgage banking fee income increased by 21.4% in the first quarter to $2.9 million, compared to $2.4 million for the same period a year ago. This increase was due to increases in the Mortgage Company's mortgage loan servicing portfolio which was $6.1 billion at June 30, 1997, with $4.4 billion of mortgage loans being serviced for other investors, compared to $4.5 billion at June 30, 1996, with $3.0 billion of mortgage loans being serviced for other investors. The growth in the mortgage servicing portfolio was mainly a result of purchasing $840 million of mortgage servicing rights during the quarter ending June 30, 1997. Mortgage loan closings totaled $261.0 million for the quarter ended June 30, 1997, compared to $223.0 million for the quarter ended June 30, 1996, an increase of 17.1%.

     Non-Interest Expenses:   Non-interest expenses for the three months ended
June 30, 1997 were $14.8 million, compared to $14.7 million for the three months ended June 30, 1996, an increase of $94,000, or 0.6%. Normal increases in operating expenses were offset by the $650,000 decrease in the Savings Association Insurance Fund ("SAIF") premiums as a result of federal legislation passed in the previous fiscal year to recapitalize the SAIF fund.

     Income Tax Provision.   The Bank's income tax provision for the three
months ended June 30, 1997, was 30.8%, compared to 30.5% for the three months ended June 30, 1996.


ASSET QUALITY

     Non-Performing Assets.   The table below sets forth the amounts and
categories of non-performing assets in the Bank's loan portfolio as of the dates indicated below.


                                                      June 30,    March 31,
                                                       1997         1997
                                                    ----------   ----------
                                                    (Dollars in thousands)
   Non-Performing Assets
       Non-accruing loans:
           One- to four-family                         $ 6,979      $ 6,140
           Multi-family and commercial real estate         583          550
           Consumer                                         84          207
           Commercial business                             174
                                                    ----------   ----------

             Total                                       7,820        6,897
                                                    ----------   ----------

       Foreclosed assets:
           One- to four-family                           2,072        3,452
           Multi-family and commercial real estate       2,669        2,786
                                                    ----------   ----------

             Total                                       4,741        6,238
                                                    ----------   ----------

       Total non-performing assets                     $12,561      $13,135
                                                    ==========   ==========

       Non-performing loans to total loans                0.43%        0.42%
                                                    ==========   ==========

       Non-performing assets to total assets              0.41%        0.45%
                                                    ==========   ==========



     The $574,000 decrease in non-performing assets from March 31, 1997 to June 30, 1997, was the result of several factors. Non-accruing one-to four-family mortgage loans increased $839,000 during the period. Twenty-six loans totaling $2.1 million were placed on non-accrual status, 3 loans totaling $216,000 were transferred to foreclosed assets, 5 loans totaling $162,000 were returned to accruing status and 9 loans totaling $888,000 million were paid off.

     Non-accruing multi-family and commercial real estate loans increased
$33,000 for the period.   Three loans for $583,000 were added to non-accrual
status, one loan totaling $20,000 was paid in full and one loan for $530,000 was returned to accruing status.

     Foreclosed assets decreased $1.5 million for the period. Three residential properties totaling $182,000 (net of $34,000 in loss reserves) were added, and eleven properties totaling $1.8 million were sold. Residential construction costs of $201,000 were incurred during the quarter. One commercial property totaling $34,000 was sold. The reserve for foreclosed assets increased by $80,000 from a provision of $130,000, offset by net charge-offs of $50,000.

LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY--The Corporation conducts its business through its subsidiary, Citizens Federal and Citizens Federal's subsidiaries. The main source of funds for the Corporation are dividends from the Bank. The Bank meets the OTS regulatory capital requirements that would allow the Bank to declare and pay capital distributions to the Corporation. The Corporation is not subject to any OTS regulatory restrictions on the payment of dividends to its stockholders. The Board of Directors of the Corporation declared on July 25, 1997, a dividend on its common stock of nine cents ($0.09) per share. The dividend will be paid on August 30, 1997 to stockholders of record on August 15, 1997.

     The Bank's principal sources of funds include deposits, advances from the FHLB, reverse repurchase agreements, repayments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of loans, mortgage-backed and investment securities available for sale, funds provided by operations and capital invested by the Corporation. Investment maturities and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions, competition and the restructuring of the thrift industry. Management also considers the Corporation's interest sensitivity "gap" when considering alternative sources of funds. The one year interest rate sensitivity "gap" is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within one year. The Corporation mitigates its exposure to interest rate risk by striving to maintain a neutral "gap" between the maturities of its interest-earning assets and interest-bearing liabilities. This strategy results in a more stabilized net interest margin in periods of either rising or falling interest rates. At June 30, 1997, the Corporation's one-year gap was a negative 7.14%.

     The cumulative interest rate sensitivity gap reflects the Corporation's sensitivity to interest rate changes over time. It is a static indicator, and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments are made when the interest rate outlook changes. Generally, the Corporation's negative one-year gap would mean that 7.14% of the Corporation's liabilities will reprice within one year without a corresponding repricing of the assets funded by them.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. While the Bank's liquidity ratio varies from time to time, it has generally maintained liquid assets substantially in excess of the minimum requirement. The Bank's liquid asset ratio was 13.72% at June 30, 1997.

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

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 1997, the Bank had commitments to purchase from CitFed Mortgage loans totaling $47.6 million. CitFed Mortgage had commitments to fund loans of $67.1 million and to sell loans of $95.4 million.


CAPITAL--Savings institutions insured by the Federal Deposit Insurance Corporation are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. The following table demonstrates the Bank's compliance with each of these requirements as of June 30, 1997:



                           ---------------
   (Dollars in thousands)  Amount     %(1)
                           ---------------
   Tangible Capital:
     Bank's                $180,067   5.88%
     Requirement             45,925   1.50
                           --------  -----
     Excess                $134,142   4.38%
                           ========  =====

   Core Capital
     Bank's                $180,067   5.88%
     Requirement             91,849   3.00
                           --------  -----
     Excess                $ 88,218   2.88%
                           ========  =====

   Risk-Based Capital:
     Bank's                $197,222  13.22%
     Requirement            119,349   8.00
                           --------  -----
     Excess                $ 77,873   5.22%
                           ========  =====





(1) Tangible and core capital levels are shown as a percentage of total adjusted assets, risk-based capital levels are a percentage of risk-weighted assets.

A reconciliation of the Corporation's GAAP Capital is as follows:


(Dollars in thousands)                       June 30, 1997
                                             -------------

Bank's stockholder's equity                      $198,712
Less additional capital contributed to
  Bank by the Corporation                         (22,000)
Plus Corporation's stockholders'
  equity not available for regulatory capital      20,525
                                               ----------
Stockholders' equity of the Corporation          $197,237
                                               ==========



     Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991, to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10%. The Bank's ratios at June 30, 1997 were 5.88%, 12.07% and 13.22%, respectively. As a result, the Bank meets the capital requirements of a well capitalized institution.

PART II.     OTHER INFORMATION

    Item 1.         Legal Proceedings

             In August 1995, the Corporation filed suit against the United States Government for reneging on contracts with the Bank regarding the treatment of supervisory goodwill as capital. Although, the U.S. Supreme Court recently decided for the plaintiff in three pending supervisory goodwill cases involving other entities it is uncertain as to how this will affect the Corporation's claim.




    Item 6.         Exhibits and Reports on Form 8-K

     a)    Exhibit  -  Index

           Exhibit Number        Description


                 11        Statement regarding computation
                            of per share earnings

                 27        Financial Data Schedule


     b) Report on Form 8-K - There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CITFED BANCORP, INC.
                                           (Registrant)



Date  August 13, 1997                  By        /s/ Jerry L. Kirby
     -----------------------                -------------------------------
                                            Jerry L. Kirby
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Duly Authorized Representative)



Date  August 13, 1997                  By        /s/ William M. Vichich
     -----------------------                -------------------------------
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