Form 10-Q
period 1997-09-30
CITFED BANCORP INC
filed 1997-11-12
CIK 872441

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549
                                _______________

        [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

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

                                YES   X      No
                                    ------      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Outstanding at
          Class of Common Stock         October 31, 1997
          ---------------------         ----------------

              $.01 par value                8,658,698

                              CITFED BANCORP, INC.

                                   FORM 10-Q

                                     INDEX


                                                                Page No.
                                                                --------
PART I.          Financial Information

            Item 1.        Financial Statements:

                           Consolidated Statements of Financial
                             Condition as of September 30, 1997
                             and March 31, 1997                     1

                           Consolidated Statements of Operations
                             for the Three and Six Months ended
                             September 30, 1997 and 1996            2

                           Consolidated Statement of Stockholders'
                             Equity for the Six Months ended
                             September 30, 1997                     3

                           Consolidated Statements of Cash Flows
                             for the Six Months ended
                             September 30, 1997 and 1996            4

                           Notes to Consolidated Financial
                             Statements                             5


            Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                             7


PART II.         Other Information


            Item 6.        Exhibits and Reports on Form 8-K         18
            Signatures                                              19

            Exhibit Index                                           20

            Exhibit 11                                              21

            Exhibit 27                                              22

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     SEPTEMBER 30, 1997 AND MARCH 31, 1997
                             (Dollars in thousands)


Part 1.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

                                                                        SEPTEMBER 30,         MARCH 31,
                                                                          1997                  1997
                                                                       ----------          -----------
                                                                        (unaudited)
                             ASSETS
                             ------
Cash and demand deposits                                               $   13,548          $    31,453
Interest-bearing time deposits and cash equivalents                        26,391               22,866

                                                                       ----------          -----------
 TOTAL CASH AND EQUIVALENTS                                                39,939               54,319
Investment securities held to maturity                                    726,220              780,862
Mortgage-backed securities available for sale                             241,659              235,197
Loans (less allowance for loan losses of $18,103 and $16,823
 at September 30, 1997 and March 31, 1997, respectively)                2,006,931            1,638,514
Loans held for sale                                                        70,474               35,443
Accrued interest receivable:
 Investment securities                                                      3,599                3,520
 Loans                                                                     10,807                8,790
 Mortgage-backed securities                                                 3,961                4,301
Real estate held for sale, net                                              5,593                7,156
Federal Home Loan Bank stock, at cost                                      47,797               42,866
Office properties and equipment, net                                       19,623               18,322
Cost in excess of fair value of net assets acquired                        18,869               20,319
Other assets                                                               99,082               87,660
                                                                       ----------          -----------
 TOTAL                                                                 $3,294,554           $2,937,269
                                                                       ==========          ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

LIABILITIES:
Deposits                                                               $1,807,580           $1,683,998
Advances from Federal Home Loan Bank                                      936,628              720,482
Other borrowings                                                          304,498              312,373
Other liabilities                                                          39,135               34,429
                                                                       ----------          -----------
 TOTAL LIABILITIES                                                      3,087,841            2,751,282

STOCKHOLDERS' EQUITY:
Serial Preferred Stock,($.01 par value),
 Authorized 5,000,000 shares; none outstanding
Common Stock($.01 par value),
 Authorized 20,000,000 shares; 8,656,198 outstanding                           87                   86
Additional paid-in capital                                                 56,843               56,492
Retained earnings-substantially restricted                                148,837              136,634
Unearned compensation - restricted stock awards                                (4)                 (21)
Net unrealized gain(loss) on securities available for sale                    950               (7,204)
                                                                        ---------           ----------

 TOTAL STOCKHOLDERS' EQUITY                                               206,713              185,987
                                                                       ----------          -----------

 TOTAL                                                                 $3,294,554           $2,937,269
                                                                       ===========          ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 1997 and 1996
                 (DOLLARS IN THOUSANDS, except per share data)



                                                         Three Months Ended    Six Months Ended
                                                            September 30,         September 30,
                                                            -------------         -------------
                                                          1997       1996       1997      1996
                                                          ----       ----       ----      ----
INTEREST INCOME:                                                    (unaudited)
 Loans                                                   $37,976    $30,632    $72,256   $60,167
 Securities available for sale                            12,489     12,510     25,536    23,176
 Securities held to maturity                               3,941      3,756      7,780     7,166
 Other                                                       896        661      1,742     1,269
                                                         -------    -------    -------   -------
   Total interest income                                  55,302     47,559    107,314    91,778
                                                         -------    -------    -------   -------

INTEREST EXPENSE:
 Deposits                                                 20,643     17,738     39,634    35,775
 Borrowings                                               17,298     12,958     32,528    23,320
                                                         -------    -------    -------   -------
    Total interest expense                                37,941     30,696     72,162    59,095
                                                         -------    -------    -------   -------

NET INTEREST INCOME                                       17,361     16,863     35,152    32,683
Provision for loan losses                                    450      1,050      2,050     1,500
                                                         -------    -------    -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       16,911     15,813     33,102    31,183
                                                         -------    -------    -------   -------

NON-INTEREST INCOME:
 Servicing fees and charges:
  Consumer banking                                         4,249      3,300      8,170     6,136
  Trust and investment services                              862        865      1,631     1,766
  Mortgage banking operations, net                         2,854      2,664      5,783     5,076
 Gain (loss) on sale:
  Investments,  mortgage-backed securities and loans           5                     9
  Land held for development                                             (30)                (110)
  Office properties and equipment                                        (4)                  32
 Provision for losses on real estate held for sale           (15)        (9)      (145)      (18)
 Other                                                       545        584      1,317     1,091
                                                         -------    -------    -------   -------
    Total non-interest income                              8,500      7,370     16,765    13,973
                                                         -------    -------    -------   -------

NON-INTEREST EXPENSES:
 Salaries and benefits                                     6,745      6,800     13,107    13,251
 Occupancy and equipment                                   3,532      3,278      6,950     6,487
 Amortization of cost in excess of fair value of
    net assets acquired                                      725        725      1,450     1,450
 SAIF recapitalization charge                                        10,293               10,293
 FDIC premiums and OTS assessments                           373      1,025        737     2,030
 Marketing and advertising                                   484        551      1,120     1,023
 Franchise Tax                                               411        396        822       793
 Other                                                     3,003      2,662      5,907     5,130
                                                         -------    -------    -------   -------
 Total non-interest expenses                              15,273     25,730     30,093    40,457
                                                         -------    -------    -------   -------

INCOME (LOSS) BEFORE INCOME TAXES                         10,138     (2,547)    19,774     4,699
Income tax provision (benefit)                             3,135       (661)     6,104     1,549
                                                         -------    -------    -------   -------

NET INCOME (LOSS)                                        $ 7,003    $(1,886)   $13,670   $ 3,150
                                                         =======    =======    =======   =======

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES  $  0.78    $ (0.21)   $  1.53   $  0.36
                                                         =======    =======    =======   =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Six Months Ended September 30, 1997
                             (Dollars in thousands)





                                                   ADDITIONAL                    NET UNREALIZED          OTHER        TOTAL
                            OUTSTANDING  COMMON      PAID-IN   RETAINED      GAIN(LOSS) ON SECURITIES    EQUITY     STOCKHOLDERS'
(unaudited)                   SHARES      STOCK     CAPITAL    EARNINGS        AVAILABLE FOR SALE      ADJUSTMENTS     EQUITY
                            -----------  ------    ----------  --------      ------------------------  -----------  -------------
BALANCE, MARCH 31, 1997      8,613,086    $ 86     $  56,492    $ 136,634            ($7,204)           ($21)       $ 185,987

Net income                                                         13,670                                              13,670

Dividends paid                                                     (1,467)                                             (1,467)
Change in net unrealized
 gain (loss) on securities
 available for sale                                                                    8,154                            8,154
Stock options exercised         43,112       1           351                                                              352
Restricted stock awards-
 compensation                                                                                             17               17
                            ----------    ----     ----------    --------            -------            ----         --------

BALANCE,  SEPT. 30, 1997     8,656,198    $ 87     $  56,843    $ 148,837            $   950             ($4)       $ 206,713
                            ==========    ====     =========     ========            =======            ====         ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 1997 and 1996
                             (Dollars in thousands)

                                                                    Six Months Ended
                                                                     September 30,
                                                                    ----------------
        (Unaudited)                                                 1997        1996
                                                                 ---------    --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  13,670    $   3,150
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                   1,786        1,439
   Amortization of intangibles                                     3,036        1,320
   Amortization of deferred loan fees                                 (7)        (352)
   (Increase) decrease in loans held for sale                    (35,868)      42,880
   FHLB stock dividends                                           (1,584)        (561)
   Loss on sale of earning assets                                    828        1,742
  Provision for loan and REO losses                                2,195        1,518
  ESOP and RRP & Other                                                17           62
  Increase in accrued interest receivable                         (1,756)      (1,920)
  (Increase) decrease in other assets                             (2,680)      18,258
  Increase in other liabilities, net                                 314        5,195
                                                                --------      -------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (20,049)      72,731
                                                                --------      -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities held to maturity:
   Purchased                                                     (46,072)     (55,730)
   Matured/principal collected                                    39,569       21,247
  Securities available for sale:
   Purchased                                                                 (139,018)
   Principal collected                                            67,129       59,247
  Loans held for investment:
   Originated                                                   (542,562)    (260,253)
   Principal collected                                           171,247      156,605
  Purchased and originated mortgage servicing rights             (10,131)      (3,060)
  Purchases/Redemptions of FHLB stock                             (3,347)      (4,892)
  Proceeds from real estate sold                                   2,666        1,105
  Real estate acquired for development and sale                     (384)         (95)
  Office properties and equipment, net                            (3,184)        (605)
                                                                --------      -------
    NET CASH USED IN INVESTING ACTIVITIES                       (325,069)    (225,449)
                                                                --------      -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                            123,582      (87,423)
  FHLB advances:
   Borrowings                                                    553,000      749,200
   Payments                                                     (336,854)    (627,598)
 Reverse repurchase agreements:
   Borrowings                                                      1,195      112,726
   Payments                                                       (8,257)      (2,028)
 Other borrwings:
   Payments                                                         (813)        (235)
  Common stock issuances                                             352          454
  Cash dividends paid                                             (1,467)        (853)
                                                                --------      -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                    330,738      144,243
                                                                --------      -------
 NET DECREASE IN CASH AND EQUIVALENTS                            (14,380)      (8,475)
 Cash and equivalents, beginning of year                          54,319       52,724
                                                                --------      -------
 CASH AND EQUIVALENTS, END OF YEAR                             $  39,939    $  44,249
                                                                ========      =======
 SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $  71,086    $  58,059
                                                                ========      =======
  Income taxes paid, net                                       $     250    $   3,950
                                                                ========      =======
 SUPPLEMENTAL OF NON-CASH INVESTING ACTIVITIES:
  Transfer of loans to foreclosed real estate                  $     864    $   2,016
                                                                ========      =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              CITFED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Six Months Ended September 30, 1997 and 1996
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The foregoing consolidated financial statements as of September 30, 1997 and 1996, and for the three and six months ended September 30, 1997 and 1996 are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of CitFed Bancorp, Inc. (the "Corporation"), its subsidiary, Citizens Federal Bank, F.S.B. (the "Bank" or "Citizens Federal") and the Bank's subsidiaries.

2. COMMITMENTS AND CONTINGENCIES

     At September 30, 1997, the Bank had outstanding commitments to originate and purchase loans aggregating approximately $84.0 million. The commitments extend over varying periods of time with the majority being disbursed within thirty days. Loan commitments with interest rates established with the borrower amounted to $78.3 million; the remainder are at floating rates. The Bank had outstanding mandatory and optional forward commitments to sell loans and mortgage-backed securities of $122.0 million at September 30, 1997.

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

3. SUBSIDIARY OPERATIONS

     CitFed Bancorp has four subsidiaries:

     Citizens Federal Bank, F.S.B.                      CitFed Mortgage Corporation of America
     (federal savings bank)                             (mortgage banking)

     C. F. Property Management Company                  Dayton Financial Services Corporation
     (which does business as CitFed Investment          (residential land development)
     Group) (mutual fund and insurance sales)

     Earnings (losses):                         THREE MONTHS ENDED       SIX MONTHS ENDED
     (In thousands)                                 SEPT. 30,                 SEPT. 30
                                                ------------------       -----------------
                                                1997          1996       1997        1996
                                                ----          ----       ----        ----
Citizens Federal Bank                          $ 6,414      ($2,221)      $ 12,589   $ 2,485
CitFed Mortgage                                    927          752          1,766     1,488
CitFed Investment Group                             97           78            145       175
Dayton Financial                                     0          (45)             0      (103)
CitFed Bancorp (including consolidating
entries)                                          (435)        (450)         (830)      (895)
                                               -------      -------       -------    -------
       NET INCOME (LOSS)                       $ 7,003      ($1,886)      $13,670    $ 3,150
                                               =======      =======       =======    =======

4. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share for the three and six months ended September 30, 1997 and 1996 are divided by the weighted average number of common shares and common share equivalents outstanding during the period. Average common and common stock equivalents outstanding for the three month period ended September 30, 1997 and 1996 were 8,946,472 and 8,858,876, respectively. Average common and common stock equivalents outstanding for the six month period ended September 30, 1997 and 1996 were 8,945,032 and 8,854,845, respectively. Stock options are considered common share equivalents.

5. DIVIDEND

     The Board of Directors declared on October 17, 1997, a 50% stock dividend, which will have the effect of a 3-for-2 stock split payable November 28, 1997, to stockholders of record on November 14, 1997. The Corporation also declared on October 17, 1997, a post-split quarterly dividend of $0.09 per share payable December 1, 1997 to stockholders of record on November 14, 1997. The total amount of the dividend will be approximately $1,169,000.

6. CURRENT ACCOUNTING ISSUES

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The current presentation of primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. Although basic earnings per share under SFAS 128 excludes dilutive securities, management expects that the new basic earnings per share will not be significantly different from primary earnings per share, which includes the effect of potentially dilutive securities. Diluted earnings per share, as required by SFAS 128, is not expected to materially change from the current fully diluted earnings per share presentation.

     In connection with SFAS 128, and FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). While SFAS 128 applies only to public companies, SFAS 129 is applicable to both public and nonpublic companies. This statement is not expected to have a material impact on disclosures currently made by the Corporation.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require disclosure in the financial statements of all the changes in equity during a period from transactions and other events and circumstances from non-owner sources. Items included in comprehensive income will include separate classification of items based upon their nature. The Statement requires that comparative information for prior years to be restated. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The disclosure impact on the Corporation's financial statements has not yet been determined.

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

RESULTS OF OPERATIONS

     Citizens Federal's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Bank's interest-bearing liabilities, primarily deposits and borrowings. Results of operations are also dependent upon the level of the Bank's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its provision for loan losses and general administrative expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively.

     Net Income:   For the three months ended September 30, 1997, the
Corporation had net income of $7.0 million compared to a net loss of $1.9 million for the three months ended September 30, 1996. The loss in the prior year was attributable to a one-time charge of $7.2 million (net of tax) for the recapitalization of the Savings Association Insurance Fund ("SAIF") resulting from legislation enacted on September 30, 1996. Net income without the SAIF recapitalization for the three month period ended September 30, 1996 would have been $5.3 million as compared to $7.0 million for the three month period ended September 30, 1997, resulting in an increase of $1.7 million, or 31.7% during the September 30, 1997 period.

     Net income for the six months ended September 30, 1997 was $13.7 million compared to $3.2 million for the same period a year ago. Without the SAIF recapitalization charge, net income for the six months ended September 30, 1996 would have been $10.4 million, resulting in an increase of $3.3 million, or 32.0% during the September 30, 1997 period.

     Interest Income:   Total interest income increased $7.7 million, or 16.3%
from $47.6 million for the second quarter of fiscal 1997 to $55.3 million for the second quarter of fiscal 1998. Of this increase, $8.5 million resulted from an increase of $444.1 million in the average balance of interest-earning assets, primarily loans receivable. The offsetting $747,000 decrease resulted from a 7 basis point decrease in the weighted average yield on interest-earning assets.

     Total interest income increased $15.5 million, or 16.9% from $91.8 million for the six months ended September 30, 1996, to $107.3 million for the six months ended September 30, 1997. The increase in total interest income is primarily due to a $419.8 million increase in the average balance of interest-earning assets.

     Management decided, throughout fiscal 1997 and 1998, to grow the Bank's assets by increasing its permanent portfolio of consumer and one- to four-family loans held for investment. As a result, the average balance of loans increased $325.4 million from September 1996 to September 1997. In addition, purchases during this same period have resulted in an increase in the average balance of mortgage-backed securities and investment securities of $64.4 million and $20.4 million, respectively.

     Interest Expense:   Total interest expense increased $7.2 million, or
23.6% from $30.7 million for the second quarter of fiscal 1997 to $37.9 million for the second quarter of fiscal 1998. Of this increase, $5.9 million was the result of an increase of $422.1 million in the average balance of interest-bearing liabilities. The remaining $1.3 million increase related to a 29 basis point increase in the cost of funds.

     Total interest expense increased $13.1 million, or 22.1% from $59.1 million for the six months ended September 30, 1996, to $72.2 million for the six months ended September 30, 1997. Of this increase $11.5 million was the result of a $396.3 million increase in the average balance of interest-bearing liabilities. The remaining $1.6 million increase related to a 24 basis point increase in the cost of funds.

     The Bank's average deposits increased $196.8 million for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 primarily due to a $202.4 million increase in retail certificates of deposit and demand deposits partially offset by a $14.6 million decrease in savings deposits and money market deposits. In addition, FHLB advances and securities sold under agreements to repurchase increased $138.0 million and $87.7 million, respectively. These increases were necessary to fund the asset growth planned by management and rates on these liabilities exceeded the average rate paid on interest-bearing liabilities.

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

RATE/VOLUME ANALYSIS
     (In Thousands)                                 3 Months Ended Sept. 30,
                                       |---------------- 1997 vs 1996 ---------------------|
                                                                               Total
                                       Increase(Decrease) Due to               Increase
                                       Volume              Rate                (Decrease)
                                       ------              ----                ---------
Interest-Earning Assets:
 Loans receivable                      $ 8,014             $ (670)             $ 7,344
 Mortgage-backed securities                131               (152)                 (21)
 Investment securities                     231                (46)                 185
 Other                                     114                121                  235
                                       -------             ------              -------

  Total interest-earning assets        $ 8,490             $ (747)             $ 7,743
                                       =======             ======              -------

Interest-Bearing Liabilities:
Deposits:
 NOW Accounts                               44                 89                  133
 Savings Deposits                          (22)               (10)                 (32)
 Money Market Deposits                     (95)                26                  (69)
 Certificates of Deposit                 2,679                194                2,873
 FHLB advances                           2,001                790                2,791
 Securities sold under agreement
   to repurchase                         1,283                272                1,555
 Other Borrowings                           (8)                 2                   (6)
                                       -------             ------              -------
   Total interest-bearing liabilities  $ 5,882             $1,363                7,245
                                       =======             ======              -------
 Net interest income                                                            $  498
                                                                               =======


RATE/VOLUME ANALYSIS
     (In Thousands)                                    6 Months Ended Sept. 30,
                                         |---------------- 1997 vs 1996 ---------------------|
                                                                                 Total
                                         Increase(Decrease) Due to               Increase
                                         Volume              Rate                (Decrease)
                                         ------              -----               ----------
Interest-Earning Assets:
 Loans receivable                        $12,779             $ (690)             $12,089
 Mortgage-backed securities                2,148                212                2,360
 Investment securities                       658                (44)                 614
 Other                                       229                244                  473
                                         -------             ------              -------

  Total interest-earning assets          $15,814             $ (278)             $15,536
                                         =======             ======              -------

Interest-Bearing Liabilities:
Deposits:
 NOW Accounts                                 61                (65)                  (4)
 Savings Deposits                            (27)               (21)                 (48)
 Money Market Deposits                      (163)                51                 (112)
 Certificates of Deposit                   4,023                  0                4,023
 FHLB advances                             3,885              1,211                5,096
 Securities sold under agreement
   to repurchase                           3,684                455                4,139
 Other Borrowings                            (13)               (14)                 (27)
                                         -------            -------              -------
   Total interest-bearing liabilities    $11,450            $ 1,617               13,067
                                         =======            =======              -------
 Net interest income                                                             $ 2,469
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

     The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.7% for the six months ended September 30, 1997, as compared to 102.2% for the same period last year. Although the weighted average interest rate increased for both interest-earning assets and interest-bearing liabilities, the increase was greater for interest-bearing liabilities resulting in a decreased interest spread.

                                                                  Three months ended September 30,
                                                              1997                                   1996
                                           --------------------------------------------------------------------------
                                           Average        Interest       Yield/       Average      Interest  Yield/
                                           Outstanding    Earned/        Weighted     Outstanding  Earned/   Weighted
                                           Balance        Paid           Rate         Balance      Paid      Rate
                                           -----------    ----           --------     -------      --------  ----
                                                                         (Dollars in thousands)
Interest-Earning Assets:
  Loans receivable (1)                    $ 1,953,572     $ 37,976         7.78%      $ 1,540,967   $ 30,632    7.95%
  Mortgage-backed securities                  749,205       12,489         6.67           741,206     12,510    6.75
  Investment securities                       241,293        3,941         6.53           227,262      3,756    6.61
  Other                                        68,908          896         5.20            59,412        661    4.45
                                          -----------     --------      -------       -----------   --------  ------
Total interest-earning assets             $ 3,012,978     $ 55,302         7.34%      $ 2,568,847   $ 47,559    7.41%
                                          ===========     --------      -------       ===========   --------  ------

Interest-Bearing Liabilities:
 Deposits:
  NOW account                             $   184,613     $    991         2.15%      $   175,660   $    858    1.95%
  Demand deposits                             140,425            0         0.00           112,529          0    0.00
  Savings deposits                            207,747        1,276         2.46           211,369      1,308    2.48
  Money Market deposits                       120,571        1,042         3.46           131,543      1,111    3.38
  Certificates of deposit                   1,129,676       17,334         6.14           955,160     14,461    6.06
 FHLB advances                                849,303       12,529         5.90           711,268      9,738    5.48
 Securities sold under agreements
  to repurchase                               263,291        3,918         5.95           175,613      2,363    5.38
 Other borrowings                              40,773          851         8.35            41,167        857    8.33
                                          -----------    ---------      -------       -----------   --------  ------
Total interest-bearing liabilities        $ 2,936,399       37,941         5.17%      $ 2,514,309     30,696    4.88%
                                          ===========    ---------      -------       ===========   --------  ------
Net interest income; interest
  rate spread                                             $ 17,361         2.17%                    $ 16,863    2.53%
                                                          ========       ======                     ========  ======
Net interest margin (2)                                                    2.30%                                2.63%
                                                                         ======                               ======
Average interest-earning assets to
  average interest-bearing liabilities         102.61%                                     102.17%
                                             ========                                     =======

                                                                    Six months ended September 30,
                                                             1997                                     1996
                                           ----------------------------               -------------------------------
Interest-Earning Assets:
  Loans receivable (1)                    $ 1,847,082     $ 72,256         7.82%      $ 1,521,698   $60,167    7.91%
  Mortgage-backed securities                  764,501       25,536         6.68           700,107    23,176    6.62
  Investment securities                       238,423        7,780         6.53           218,032     7,166    6.57
  Other                                        67,404        1,742         5.17            57,754     1,269    4.39
                                          -----------     --------         ----        ----------   -------    ----
Total interest-earning assets             $ 2,917,410     $107,314         7.36%      $ 2,497,591   $91,778    7.35%
                                          ===========     --------         ----        ==========   -------    ----

Interest-Bearing Liabilities:
 Deposits:
  NOW account                             $   183,522     $  1,850         2.02%      $   177,341   $ 1,854    2.09%
  Demand deposits                             128,598            0         0.00           121,577         0    0.00
  Savings deposits                            209,857        2,573         2.45           212,095     2,621    2.47
  Money Market deposits                       122,143        2,090         3.42           131,671     2,202    3.34
  Certificates of deposit                   1,095,986       33,121         6.04           963,171    29,098    6.04
 FHLB advances                                793,983       23,041         5.80           658,304    17,945    5.45
 Securities sold under agreements
  to repurchase                               264,738        7,791         5.89           138,013     3,652    5.29
 Other borrowings                              40,867        1,696         8.30            41,188     1,723    8.37
                                          -----------     --------         ----        ----------   -------    ----
Total interest-bearing liabilities        $ 2,839,694       72,162         5.08%      $ 2,443,360    59,095    4.84%
                                          -----------     --------         ----        ----------   -------    ----
Net interest income; interest
  rate spread                                             $ 35,152         2.28%                     32,683    2.51%
                                                           =======         ----                     -------    ----
Net interest margin (2)                                                    2.41%                               2.62%
                                                                           ====                                ====
Average interest-earning assets to
  average interest-bearing liabilities         102.74%                                     102.22%
                                               ======                                      ======

(1) Average balances for loans receivable include average balances for non-accrual loans.

(2) Net interest margin is net interest income divided by average interest-earning assets.

     Provision for Loan Losses.   The Bank's provision for loan losses was $2.1
million for the six months ended September 30, 1997, compared to a provision of $1.5 million for the six months ended September 30, 1996. Both provisions reflect the Bank's continuing evaluation of its loan portfolio, the growth of the portfolio, and the effect thereon from general economic conditions. Management's estimate of the adequacy of its general allowances for loan losses is based upon an analysis of the Bank's loan portfolio including such factors as prior loan loss experiences, economic conditions affecting the real estate market, regulatory considerations and other matters.

     The following table sets forth an analysis of the Bank's allowance for loan losses at the dates indicated.

                                                        Six Months Ended
                                                          September 30,
                                                        1997         1996
                                                       -----         ----
                                                    (Dollars in thousands)

   Balance at beginning of period                   $  16,823    $  16,330
                                                    ---------    ---------
   Charge-offs:
     One-to four-family real estate                      (142)        (125)
     Other real estate                                      0           (6)
     Consumer                                          (1,164)        (167)
     Commercial business                                  (32)         (20)
                                                    ---------    ---------

       Total charge-offs                               (1,338)        (318)
                                                    ---------    ---------

   Recoveries:
     One-to four-family real estate                        21           38
     Other real estate                                     18          201
     Consumer                                             516           40
     Commercial business                                   13           20
                                                    ---------    ---------

          Total recoveries                                568          299
                                                    ---------    ---------

   Net charge-offs                                       (770)         (19)

   Provisions                                           2,050        1,500
                                                    ---------    ---------

   Balance at end of period                         $  18,103    $  17,811
                                                    =========    =========

   Ratio of net charge-offs during the period
    to average loans outstanding during the period      (0.04%)      (0.00%)
                                                    =========    =========

   Ratio of allowance to non-performing loans
    at end of period                                   210.75%       90.09%
                                                    =========    =========

     The ratio of the allowance to non-performing loans increased to 210.75% at September 30, 1997, compared to 90.09% for the same period one year ago primarily because of the decrease in non-performing loans from $19.8 million to $8.6 million. This decrease was primarily due to one loan for $9.3 million, secured by two commercial office buildings, being repaid during fiscal 1997 and the Bank charging approximately $1.8 million against its loan loss reserves in the third quarter of fiscal 1997. Management believes that the relationship of the allowance to total loans and to non-performing loans is adequate based on all information currently available. See "Asset Quality."

     Non-Interest Income:   Non-interest income for the three months ended
September 30, 1997, totaled $8.5 million as compared to $7.4 million for the same period a year ago, an increase of $1.1 million, or 15.3%. Non-interest income for the six months ended September 30, 1997, totaled $16.8 million as compared to $14.0 million for the same period a year ago, an increase of $2.8 million, or 20.0%.

     Consumer banking fees and charges increased 28.8% to $4.2 million for the three months ended September 30, 1997, up from $3.3 million for the same period last year. This increase continued to reflect the benefits of increases in the number of checking accounts and fees associated with these accounts and increased fees associated with consumer and commercial loan activities. Consumer banking fees and charges increased 33.2% to $8.2 million for the six months ended September 30, 1997, up from $6.1 million for the same period last year.

     Although, trust and investment services fee income for the second quarter of fiscal 1998 declined slightly to $862,000 compared to $865,000 for the second quarter of fiscal 1997, administered trust assets increased to $442.7 million at September 30, 1997, compared with $412.2 million at September 30, 1996. Trust and investment service fee income for the six months ended September 30, 1997, declined 7.6% to $1.6 million from $1.8 million for the
same period a year ago.   The decline in fee income primarily resulted from
fewer sales of mutual funds and insurance products sold through the Bank's retail branches by CitFed Investment Group.

     Mortgage banking fee income increased by 7.1% in the second quarter to $2.9 million, compared to $2.7 million for the same period a year ago. This increase was due to increases in the Mortgage Company's mortgage loan servicing portfolio which was $6.2 billion at September 30, 1997, with $4.3 billion of mortgage loans being serviced for other investors, compared to $4.5 billion at September 30, 1996, with $3.0 billion of mortgage loans being serviced for other investors. The growth in the mortgage servicing portfolio was mainly a result of bulk purchases of mortgage servicing rights during the previous 12 months. Mortgage loan closings totaled $381.1 million for the quarter ended September 30, 1997, compared to $164.3 million for the quarter ended September 30, 1996, an increase of 132%.

     Non-Interest Expenses:   Non-interest expenses for the three months ended
September 30, 1997, were $15.3 million, as compared to $15.4 million for the three months ended September 30, 1996, without the one-time SAIF
recapitalization charge of $10.3 million.   See "Regulatory Development"
herein.

     Non-interest expenses for the six months ended September 30, 1997 were $30.1 million compared to $30.2 million without the SAIF recapitalization charge, for the six months ended September 30, 1996.

     Income Tax Provision.   The Bank's income tax provision for the six months
ended September 30, 1997, was 30.9%, compared to 33.0% for the six months ended September 30, 1996.


     ASSET QUALITY

     Non-Performing Assets.   The table below sets forth the amounts and
categories of non-performing assets in the Bank's loan portfolio as of the dates indicated below.


                                                   September 30,    March 31,
                                                       1997           1997
                                                   ------------   ----------
                                                   (Dollars in thousands)
  Non-Performing Assets
      Non-accruing loans:
          One- to four-family                           $ 6,860      $ 6,140
          Multi-family and commercial real estate         1,393          550
          Consumer                                          198          207
          Commercial business                               139            0
                                                        -------      -------

            Total                                         8,590        6,897
                                                        -------      -------

      Foreclosed assets:
          One- to four-family                             2,672        3,452
          Multi-family and commercial real estate         2,024        2,786
                                                        -------      -------

            Total                                         4,696        6,238
                                                        -------      -------

      Total non-performing assets                       $13,286      $13,135
                                                        =======      =======

      Non-performing loans to total loans                  0.43%        0.42%
                                                           ====         ====

      Non-performing assets to total assets                0.40%        0.45%
                                                           ====         ====



     The $151,000 increase in non-performing assets from March 31, 1997 to September 30, 1997, was the result of several factors. Non-accruing one-to four-family mortgage loans increased $720,000 during the period. Fifty-six loans totaling $3.7 million were placed on non-accrual status, 9 loans totaling $898,000 were transferred to foreclosed assets, 15 loans totaling $884,000 were returned to accruing status and 14 loans totaling $1.2 million were paid off.

     Non-accruing multi-family and commercial real estate loans increased
$843,000 for the period.   Eight loans for $1.6 million were added to
non-accrual status, two loans totaling $205,000 were paid in full and one loan for $530,000 was returned to accruing status.

     Foreclosed assets decreased $1.5 million for the period. Nine residential properties totaling $864,000 (net of $34,000 in loss reserves) were added, and sixteen properties totaling $2.0 million were sold. Residential construction costs of $384,000 were incurred during the six months. Four commercial properties totaling $773,000 were sold. The reserve for foreclosed assets decreased by $11,000 from a provision of $145,000, offset by net charge-offs of $156,000.


LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY--The Corporation conducts its business through its subsidiary, Citizens Federal and Citizens Federal's subsidiaries. The main source of funds for the Corporation are dividends from the Bank. The Bank meets the OTS regulatory capital requirements that would allow the Bank to declare and pay capital distributions to the Corporation. The Corporation is not subject to any OTS regulatory restrictions on the payment of dividends to its stockholders. The Board of Directors of the Corporation declared on October 17, 1997, a three-for-two stock split in the form of a stock dividend and a cash dividend on its common stock of nine cents ($0.09) per share. The stock dividend will be paid on November 28, 1997 to stockholders of record on
November 14, 1997.   The cash dividend will be based upon the post-split shares and will be paid on December 1, 1997 to stockholders of record on November 14, 1997.

     The Bank's principal sources of funds include deposits, advances from the FHLB, reverse repurchase agreements, repayments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of loans, mortgage-backed and investment securities available for sale, funds provided by operations and capital invested by the Corporation. Investment maturities and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions, competition and the restructuring of the thrift industry. Management also considers the Corporation's interest sensitivity "gap" when considering alternative sources of funds. The one year interest rate sensitivity "gap" is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within one year. The Corporation mitigates its exposure to interest rate risk by striving to maintain a neutral "gap" between the maturities of its interest-earning assets and interest-bearing liabilities. This strategy results in a more stabilized net interest margin in periods of either rising or falling interest rates. At September 30, 1997, the Corporation's one-year gap was a negative 13.04%.

     The cumulative interest rate sensitivity gap reflects the Corporation's sensitivity to interest rate changes over time. It is a static indicator, and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments are made when the interest rate outlook changes. Generally, the Corporation's negative one-year gap would mean that 13.04% of the Corporation's liabilities will reprice within one year without a corresponding repricing of the assets funded by them.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. While the Bank's liquidity ratio varies from time to time, it has generally maintained liquid assets substantially in excess of the minimum requirement. The Bank's liquid asset ratio was 13.11% at September 30, 1997.

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

     The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1997, the Bank had commitments to purchase from CitFed Mortgage loans totaling $60.3 million. CitFed Mortgage had commitments to fund loans of $84.0 million and to sell loans of $122.0 million.

CAPITAL--Savings institutions insured by the Federal Deposit Insurance Corporation are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. The following table demonstrates the Bank's compliance with each of these requirements as of September 30, 1997:





                                            ---------------
                    (Dollars in thousands)  Amount     %(1)
                                            ---------------
                    Tangible Capital:
                      Bank's                $188,251   5.78%
                      Requirement             48,860   1.50
                                            --------   ----
                      Excess                $139,391   4.28%
                                            ========   ====

                    Core Capital
                      Bank's                $188,251   5.78%
                      Requirement             97,720   3.00
                                            --------   ----
                      Excess                $ 90,531   2.78%
                                            ========   ====

                    Risk-Based Capital:
                      Bank's                $205,457  12.77%
                      Requirement            128,762   8.00
                                            --------  -----
                      Excess                $ 76,695   4.77%
                                            ========  =====



(1) Tangible and core capital levels are shown as a percentage of total adjusted assets, risk-based capital levels are a percentage of risk-weighted assets.


     A reconciliation of the Corporation's GAAP Capital is as follows:


         (Dollars in thousands)                         Sept. 30, 1997
                                                        --------------
         Bank's stockholder's equity                     $  207,912
         Less additional capital contributed to
           Bank by the Corporation                          (22,000)
         Plus Corporation's stockholders'
           equity not available for regulatory capital       20,801
                                                         ----------
         Stockholders' equity of the Corporation         $  206,713
                                                         ==========


     Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991, to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5.0%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10.0%. The Bank's ratios at September 30, 1997 were 5.78%, 11.70% and 12.77%, respectively. As a result, the Bank meets the capital requirements of a well capitalized institution.

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


     Item 4. Submission of Matters to a Vote of Security Holders

      a)     The Annual Meeting of stockholders was held on July 25, 1997.

      b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:


             Election of the following Directors
               for a three-year term:                   For     Withheld
                                                     ---------  ---------

                      Larry R. Ritter                7,447,923  67,715
                      James E. Walsh                 7,449,695  65,943
                      Leon A. Whitney                7,449,858  65,780


     Item 6.   Exhibits and Reports on Form 8-K


      a)    Exhibit  -  Index


            Exhibit Number        Description                Page No.


                 11        Statement regarding computation     21
                            of per share earnings

                 27        Financial Data Schedule             22


      b) Report on Form 8-K - There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CITFED BANCORP, INC.
                                                    (Registrant)



Date       11/12/97                      By        /s/ Jerry L. Kirby
     ------------------------               --------------------------
                                            Jerry L. Kirby
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer
                                            (Duly Authorized Representative)



Date       11/12/97                      By    /s/ William M. Vichich
     ------------------------               --------------------------
                                            William M. Vichich
                                            Executive Vice President,
                                            Chief Operating Officer and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX




           Exhibit Number        Description                Page No.

                 11        Statement regarding computation    21
                            of per share earnings

                 27        Financial Data Schedule            22