Form 10-Q
period 1997-12-31
CITFED BANCORP INC
filed 1998-02-13
CIK 872441

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549
                           ------------------------
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1997

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

                       YES  X                   No
                           ----                     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
      Class of Common Stock                          January 31, 1998
      ---------------------                          ----------------

        $ .01 par value                                 13,067,183

                              CITFED BANCORP, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                             Page No.
                                                                                             -------

PART I.        Financial Information

         Item 1.          Financial Statements:

                          Consolidated Statements of Financial
                              Condition as of December 31, 1997
                              and March 31, 1997                                               1

                          Consolidated Statements of Operations
                              for the Three and Nine Months ended
                              December 31, 1997 and 1996                                       2

                          Consolidated Statement of Stockholders'
                              Equity for the Nine Months ended
                              December 31, 1997                                                3

                          Consolidated Statements of Cash Flows
                              for the Nine Months ended
                              December 31, 1997 and 1996                                       4

                          Notes to Consolidated Financial
                              Statements                                                       5


         Item 2.          Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations                                                       7


PART II.       Other Information


         Item 6.          Exhibits and Reports on Form 8-K                                     18

         Signatures                                                                            19

         Exhibit Index                                                                         20

         Exhibit 11                                                                            21

         Exhibit 27                                                                            22


                     CITFED BANCORP, INC. AND SUBSIDIARIES
                                    FORM 10Q
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      DECEMBER 31, 1997 AND MARCH 31, 1997
                             (Dollars in thousands)


Part 1.    FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS                                            DECEMBER 31,          MARCH 31,
                                                                              1997                 1997
                                                                           ------------          ---------
                                                                             (unaudited)
                                  ASSETS
                                  ------

Cash and demand deposits                                                     $      29,048       $      31,453
Interest-bearing time deposits and cash equivalents                                 36,041              22,866
                                                                             -------------       -------------
  TOTAL CASH AND EQUIVALENTS                                                        65,089              54,319
Securities available for sale                                                    1,140,299             780,862
Securities held to maturity                                                        245,418             235,197
Loans (less allowance for loan losses of $18,182 and $16,823
  at December 31, 1997 and March 31, 1997, respectively)                         1,700,902           1,638,514
Loans held for sale                                                                 89,718              35,443
Accrued interest receivable:
  Securities available for sale                                                      6,350               4,301
  Securities held to maturity                                                        4,154               3,520
  Loans                                                                              8,576               8,790
Real estate held for sale, net                                                       3,512               7,156
Federal Home Loan Bank stock, at cost                                               52,390              42,866
Office properties and equipment, net                                                20,867              18,322
Cost in excess of fair value of net assets acquired                                 18,144              20,319
Other assets                                                                       104,878              87,660
                                                                             -------------       -------------
  TOTAL                                                                      $   3,460,297         $ 2,937,269
                                                                             =============       =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

LIABILITIES:
Deposits                                                                      $  1,852,344         $ 1,683,998
Advances from Federal Home Loan Bank                                             1,019,576             720,482
Other borrowings                                                                   336,633             312,373
Other liabilities                                                                   41,879              34,429
                                                                             -------------       -------------
  TOTAL LIABILITIES                                                              3,250,432           2,751,282

STOCKHOLDERS' EQUITY:
Serial Preferred Stock,($.01 par value),
  Authorized 5,000,000 shares; none outstanding
Common Stock($.01 par value),
  Authorized 20,000,000 shares; 13,002,811 outstanding                                 130                  86
Additional paid-in capital                                                          57,056              56,492
Retained earnings-substantially restricted                                         155,059             136,634
Unearned compensation - restricted stock awards                                       (120)                (21)
Net unrealized loss on securities available for sale                                (2,260)             (7,204)
                                                                             -------------       -------------

  TOTAL STOCKHOLDERS' EQUITY                                                       209,865             185,987
                                                                             -------------       -------------

  TOTAL                                                                      $   3,460,297         $ 2,937,269
                                                                             =============       =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 1997 and 1996
                 (DOLLARS IN THOUSANDS, except per share data)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     DECEMBER 31,                    DECEMBER 31,
                                                                     ------------                    ------------
                                                             1997                  1996           1997           1996
                                                           --------              --------       ---------      ---------
INTEREST INCOME:                                                                        (unaudited)
  Loans                                                     $38,611               $31,364        $110,867        $91,531
  Securities available for sale                              14,463                12,795          39,999         35,971
  Securities held to maturity                                 4,078                 3,745          11,858         10,911
  Other                                                       1,016                   813           2,758          2,082
                                                           --------              --------       ---------      ---------
   Total interest income                                     58,168                48,717         165,482        140,495
                                                           --------              --------       ---------      ---------

INTEREST EXPENSE:
  Deposits                                                   21,055                17,498          60,689         53,273
  Borrowings                                                 18,864                14,200          51,392         37,520
                                                           --------              --------       ---------      ---------
   Total interest expense                                    39,919                31,698         112,081         90,793
                                                           --------              --------       ---------      ---------

NET INTEREST INCOME                                          18,249                17,019          53,401         49,702
Provision for loan losses                                       650                   900           2,700          2,400
                                                           --------              --------       ---------      ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          17,599                16,119          50,701         47,302
                                                           --------              --------       ---------      ---------

NON-INTEREST INCOME:
  Servicing fees and charges:
    Consumer banking                                          4,379                 3,494          12,549          9,630
    Trust and investment services                               854                   805           2,485          2,571
    Mortgage banking operations, net                          3,064                 2,706           8,846          7,782
  Gain (loss) on sale:
    Investments,  mortgage-backed securities and loans           55                                    64
    Land held for development                                                         (93)                          (203)
    Office properties and equipment                              41                                    41             32
  Provision for losses on real estate held for sale             (47)                 (169)           (192)          (187)
  Other                                                         579                   743           1,862          1,834
                                                           --------              --------       ---------      ---------
   Total non-interest income                                  8,925                 7,486          25,655         21,459
                                                           --------              --------       ---------      ---------

NON-INTEREST EXPENSES:
  Salaries and benefits                                       6,995                 6,726          20,102         19,977
  Occupancy and equipment                                     3,585                 3,276          10,535          9,763
  Amortization of cost in excess of fair value of
   net assets acquired                                          725                   725           2,175          2,175
  FDIC premiums and OTS assessments                             383                 1,017           1,120         13,340
  Marketing and advertising                                     812                   224           1,932          1,247
  Franchise Tax                                                 411                   396           1,233          1,189
  Other                                                       2,772                 2,628           8,644          7,758
                                                           --------              --------       ---------      ---------
   Total non-interest expenses                               15,683                14,992          45,741         55,449
                                                           --------              --------       ---------      ---------

INCOME BEFORE INCOME TAXES                                   10,841                 8,613          30,615         13,312
Income tax provision                                          3,406                 2,830           9,510          4,379
                                                           --------              --------       ---------      ---------

NET INCOME                                                  $ 7,435               $ 5,783       $  21,105       $  8,933
                                                           ========              ========       =========       ========
EARNINGS PER COMMON SHARE                                   $  0.57               $  0.45       $    1.63       $   0.70
                                                           ========              ========       =========       ========
EARNINGS PER COMMON SHARE - ASSUMING DILUTION               $  0.55               $  0.43       $    1.57       $   0.67
                                                           ========              ========       =========       ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For The Nine Months Ended December 31, 1997
                             (Dollars in thousands)




                                                       ADDITIONAL                  NET UNREALIZED             OTHER      TOTAL
                        OUTSTANDING        COMMON       PAID-IN      RETAINED     GAIN(LOSS) ON SECURITIES    EQUITY  STOCKHOLDERS'

(unaudited)                 SHARES          STOCK       CAPITAL      EARNINGS         AVAILABLE FOR SALE    ADJUSTMENTS  EQUITY
                        ---------------    ------    ------------    --------    -------------------------- -----------  -------

BALANCE, MARCH 31, 1997    8,613,086         $86        $56,492       $136,634         ($7,204)               ($21)      $185,987

Stock Dividend effective
   November 28, 1997       4,306,543          43                           (43)

Net income                                                              21,105                                             21,105

Dividends paid                                                          (2,637)                                            (2,637)
Change in net unrealized
   loss on securities
   available for sale                                                                    4,944                              4,944
Stock options exercised       78,888           1            408                                                               409
Restricted stock awards-
  issuance                     4,294                        156                                               (156)
  compensation                                                                                                  57             57
                           ---------     ---------      -------      ---------       ---------           --------         -------

BALANCE,  DEC. 31, 1997   13,002,811        $130        $57,056       $155,059         ($2,260)              ($120)      $209,865
                          ==========    =========      ========      =========       =========           =========       ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CITFED BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1997 and 1996
                             (Dollars in thousands)

                                                                    NINE MONTHS ENDED DECEMBER 31,
(Unaudited)                                                             1997               1996
                                                                    ------------       ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    21,105         $    8,933
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                         2,660              2,003
    Amortization of intangibles                                           5,153              2,266
    Amortization of deferred loan fees                                      (47)              (393)
    (Increase) decrease in loans held for sale                          (55,757)            37,304
    FHLB stock dividends                                                 (2,481)            (1,889)
    Loss on sale of earning assets                                        1,418              2,110
  Provision for loan and REO losses                                       2,892              2,587
  ESOP and RRP & Other                                                       17                 94
  Increase in accrued interest receivable                                (2,469)            (1,760)
  (Increase) decrease in other assets                                    (8,080)            16,599
  Increase in other liabilities, net                                      4,788              8,616
                                                                    -----------         ----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (30,801)            76,470
                                                                    -----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities held to maturity:
    Purchased                                                           (62,215)           (80,741)
    Matured/principal collected                                          51,912             33,653
  Securities available for sale:
    Purchased                                                          (488,239)          (244,708)
    Sold                                                                 26,002
    Principal collected                                                 110,417             84,716
  Loans held for investment:
    Originated                                                         (861,968)          (364,939)
    Sold                                                                509,492
    Principal collected                                                 285,845            225,009
  Purchased and originated mortgage servicing rights                    (11,972)           (17,223)
  Purchases/Redemptions of FHLB stock                                    (7,043)            (7,011)
  Proceeds from sale of real estate acquired                              5,106              1,389
  Office properties and equipment, net                                   (5,394)              (923)
                                                                    -----------         ----------
      NET CASH USED IN INVESTING ACTIVITIES                            (448,057)          (370,778)
                                                                    -----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                   168,345            (42,596)
  FHLB advances:
    Borrowings                                                        1,376,416            968,200
    Payments                                                         (1,077,322)          (782,335)
Reverse repurchase agreements:
    Borrowings                                                          152,545
    Payments                                                           (123,027)
Other borrowings:
    Borrowings (Payments)                                                (5,258)           156,882
 Termination of ESOP                                                                         1,623
 Common stock issuances                                                     565                478
 Cash dividends paid                                                     (2,636)            (1,555)
                                                                    -----------         ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                         489,628            300,697
                                                                    -----------         ----------
NET INCREASE IN CASH AND EQUIVALENTS                                     10,770              6,389
Cash and equivalents, beginning of year                                  54,319             52,724
                                                                    -----------         ----------
CASH AND EQUIVALENTS, END OF YEAR                                     $  65,089          $  59,113
                                                                    ===========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                       $ 108,564         $   86,680
                                                                    ===========         ==========
  Income taxes paid, net                                              $   2,050         $    4,450
                                                                    ===========         ==========
SUPPLEMENTAL OF NON-CASH INVESTING ACTIVITIES:
  Transfer of loans to foreclosed real estate                         $   1,654         $    4,998
                                                                    ===========         ==========

                              CITFED BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the Three and Nine Months Ended December 31, 1997 and 1996
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         The foregoing consolidated financial statements as of December 31, 1997 and 1996, and for the three and nine months ended December 31, 1997 and 1996 are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of CitFed Bancorp, Inc. (the "Corporation"), its subsidiary, Citizens Federal Bank, F.S.B. (the "Bank" or "Citizens Federal") and the Bank's subsidiaries.

2.       COMMITMENTS AND CONTINGENCIES

         At December 31, 1997, the Bank had outstanding commitments to originate and purchase loans aggregating approximately $64.8 million. The commitments extend over varying periods of time with the majority being disbursed within thirty days. Loan commitments with interest rates established with the borrower amounted to $58.3 million; the remainder are at floating rates. The Bank had outstanding mandatory and optional forward commitments to sell loans and mortgage-backed securities of $118.6 million at December 31, 1997.

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

3.   SUBSIDIARY OPERATIONS

     CitFed Bancorp has four subsidiaries:

     Citizens Federal Bank, F.S.B.       CitFed Mortgage Corporation of America
     (federal savings bank)              (mortgage banking)

     C. F. Property Management Company   Dayton Financial Services Corporation
     (which does business as CitFed      (residential land development)
     Investment Group)
     (mutual fund and insurance sales)



                 Earnings (losses):                THREE MONTHS ENDED                NINE MONTHS ENDED
                 (In thousands)                         DEC. 31,                          DEC. 31
                                                       ---------                ----------------------------
                                                  1997             1996            1997             1996
                                                 -----            ------           -----           -----

Citizens Federal Bank                             $6,783           $5,514           $19,372         $7,999
CitFed Mortgage                                      983              725             2,749          2,213
CitFed Investment Group                               66               52               211            227
Dayton Financial                                       0              (57)                0           (160)
CitFed Bancorp (including consolidating entries)    (397)            (451)           (1,227)        (1,346)
                                                  ------           ------           -------         ------
         NET INCOME                               $7,435           $5,783           $21,105         $8,933
                                                  ======           ======           =======         ======

4.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings per common share for the three and nine months ended December 31, 1997 and 1996 are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share for the three and nine months ended December 31, 1997 and 1996 are divided by the weighted average number of common shares and common share equivalents outstanding during the period. Average common shares outstanding for the three month period ended December 31, 1997 and 1996 were 12,994,041 and 12,875,932, respectively.
Average common and common stock equivalents outstanding for the three month period ended December 31, 1997 and 1996 were 13,439,711 and 13,349,104, respectively. Average common shares outstanding for the nine month period ended December 31, 1997 and 1996 were 12,969,298 and 12,836,902, respectively. Average common and common stock equivalents outstanding for the nine month period ended December 31, 1997 and 1996 were 13,432,690 and 13,338,083, respectively.  Stock options are considered common share equivalents.

5.       DIVIDEND

         On October 17, 1997, the Board of Directors approved a three-for two stock split in the form of a stock dividend, which was distributed on November 28, 1997, to shareholders of record on November 14, 1997. Par value will remain at $0.01 per share. All references to the number of shares and per share amounts have been restated to reflect the effect of the stock dividend. The Board of Directors also declared on January 23, 1998, a quarterly dividend of $0.09 per share payable February 27, 1998 to stockholders of record on February 13, 1998. The total amount of the dividend will be approximately $1,170,000.

6.       CURRENT ACCOUNTING ISSUES

         In December 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides computation, presentation, and disclosure requirements for earnings per share. The previous presentation of primary and fully diluted earnings per share has been replaced with basic and diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application was not permitted. Although basic earnings per share under SFAS 128 excludes dilutive securities, management believes that the new basic earnings per share is not significantly different from primary earnings per share, which includes the effect of potentially dilutive securities. Diluted earnings per share, as required by SFAS 128, has not materially changed from the previous fully diluted earnings per share presentation.

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

7.       PENDING MERGER

         On January 14, 1998, CitFed Bancorp announced that it had entered into a merger agreement with Fifth Third Bancorp. The transaction will be a tax-free stock-for-stock exchange of .67 shares of Fifth Third common stock for each outstanding share of CitFed Bancorp. Pending regulatory and stockholder approval, the acquisition is expected to be completed in the second calendar quarter of 1998.


8.       RECLASSIFICATIONS

         Certain amounts for prior periods have been reclassified for comparative purposes to conform with the current year's presentation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Corporation is a Delaware corporation organized on January 25, 1991 for the purpose of acquiring all of the outstanding capital stock of Citizens Federal which was issued on January 29, 1992. Citizens Federal is a federally-chartered stock savings bank headquartered in Dayton, Ohio. The Bank has 36 offices in a seven county area that comprises the greater Dayton area. In addition, through the Bank's wholly owned subsidiary, CitFed Mortgage Corporation of America ("CitFed Mortgage"), it operates fifteen mortgage loan origination offices in Dayton, Columbus and Cincinnati, Ohio; Indiana, Kentucky, Virginia and North Carolina.

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

         Net Income:   For the three months ended December 31, 1997, the
Corporation had net income of $7.4 million compared to $5.8 million for the three months ended December 31, 1996, an increase of 28.6%

         Net income for the nine months ended December 31, 1997 was $21.1 million compared to $16.1 million, before the SAIF assessment, an increase of 30.8%. After giving effect to the special SAIF assessment, the Corporation reported net income of $8.9 million for the nine months ended December 31, 1996.

         Interest Income:   Total interest income increased $9.5 million, or
19.4% from $48.7 million for the third quarter of fiscal 1997 to $58.2 million for the third quarter of fiscal 1998. Of this increase, $9.9 million resulted from an increase of $533.5 million in the average balance of interest-earning assets, primarily loans receivable. The offsetting $464,000 decrease resulted from a 5 basis point decrease in the weighted average yield on interest-earning assets.

         Total interest income increased $25.0 million, or 17.8% from $140.5 million for the nine months ended December 31, 1996, to $165.5 million for the nine months ended December 31, 1997. The increase in total interest income was primarily due to a $457.8 million increase in the average balance of interest-earning assets.

         Management decided, throughout fiscal 1997 and 1998, to grow the Bank's assets by increasing its permanent portfolio of consumer and one- to four-family loans held for investment. As a result, the average balance of loans increased $373.7 million from December 1996 to December 1997. In addition, the Bank securitized $461.5 million one- to four-family loans at the end of December 1997 for additional borrowing capacity. This transaction combined with purchases during this same period have resulted in an increase in the average balance of mortgage-backed securities and investment securities of $51.5 million and $21.5 million, respectively.

         Interest Expense:   Total interest expense increased $8.2 million, or
25.9% from $31.7 million for the third quarter of fiscal 1997 to $39.9 million for the third quarter of fiscal 1998. Of this increase, $6.8 million was the result of an increase of $520.0 million in the average balance of interest-bearing liabilities. The remaining $1.4 million increase related to a 23 basis point increase in the cost of funds.

         Total interest expense increased $21.3 million, or 23.4% from $90.8 million for the nine months ended December 31, 1996, to $112.1 million for the nine months ended December 31, 1997. Of this increase $18.3 million was the result of a $437.7 million increase in the average balance of interest-bearing liabilities. The remaining $3.0 million increase related to a 24 basis point increase in the cost of funds.

         The Bank's average deposits increased $178.7 million for the nine months ended December 31, 1997, as compared to the same period a year ago, primarily due to a $180.7 million increase in retail certificates of deposit and demand deposits partially offset by an $11.3 million decline in savings and money market deposits. In addition, FHLB advances and securities sold under agreements to repurchase increased $155.5 million and $104.7 million, respectively. These increases were necessary to fund the asset growth planned by management and rates on these liabilities exceeded the average rate paid on interest-bearing liabilities.

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

RATE/VOLUME ANALYSIS
  (In Thousands)                               3 Months Ended Dec. 31,                              9 Months Ended Dec. 31,
                                  |-------------- 1997 vs 1996 ---------------|       |---------------- 1997 vs 1996------------|
                                                                      Total                                         Total
                                  Increase (Decrease) Due to         Increase          Increase (Decrease) Due to  Increase
                                  Volume             Rate           (Decrease)          Volume             Rate    (Decrease)
                                  ------             ----           ---------           ------             ----    ---------
Interest-Earning Assets:
  Loans receivable                   $    8,900      $(1,653)      $    7,247          $ 19,371          $     (35)  $ 19,336
  Mortgage-backed securities                441        1,227            1,668             2,638              1,390      4,028
  Investment securities                     385          (52)             333               947                  0        947
  Other                                     189           14              203               420                256        676
                                     ----------     --------       ----------          --------          ---------   --------
    Total interest-earning assets    $    9,915     $   (464)      $    9,451          $ 23,376          $   1,611   $ 24,987
                                     ==========     ========       ----------          ========          =========   --------

Interest-Bearing Liabilities:
Deposits:
  NOW Accounts                               70          246              316               147                165        312
  Savings Deposits                           (6)         (13)             (19)              (36)               (32)       (68)
  Money Market Deposits                     (81)          25              (56)             (178)                10       (168)
  Certificates of Deposit                 3,197          119            3,316             7,123                217      7,340
  FHLB advances                           2,816          728            3,544             6,688              1,951      8,639
  Securities sold under agreement
      to repurchase                         883          267            1,150             4,564                725      5,289
  Other Borrowings                          (61)          31              (30)              (58)                 2        (56)
                                     ----------     --------       ----------          --------          ---------   --------
       Total interest-bearing
         liabilities                 $    6,818    $   1,403            8,221          $ 18,250          $   3,038     21,288
  Net interest income                ==========    =========       ----------          ========          =========   --------
                                                                   $    1,230                                        $  3,699
                                                                   ==========                                        ========

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

         The ratio of average interest-earning assets to average interest-bearing liabilities increased to 102.7% for the nine months ended December 31, 1997, as compared to 102.4% for the same period last year. The weighted average interest rate decreased for interest-earning assets and increased for interest-bearing liabilities, resulting in a decreased interest spread.

                                                              Three months ended December 31,
                                                          1997                                1996
                                           ---------------------------------    ---------------------------------
                                           Average      Interest    Yield/      Average       Interest   Yield/
                                           Outstanding  Earned/     Weighted    Outstanding   Earned/    Weighted
                                           Balance      Paid        Rate        Balance       Paid       Rate
                                           -------      ----        ----        -------       ----       ----
                                                                    (Dollars in thousands)
Interest-Earning Assets:
    Loans receivable (1)                   $2,054,061   $38,611      7.52%    $ 1,584,143    $31,364      7.92%
    Securities available for sale             788,334    14,463      7.34         762,625     12,795      6.71
    Securities held to maturity               250,879     4,078      6.50         227,192      3,745      6.59
    Other                                      76,274     1,016      5.33          62,102        813      5.24
                                           ----------   -------      ----     -----------    -------      ----
Total interest-earning assets              $3,169,548   $58,168      7.34%    $ 2,636,062    $48,717      7.39%
                                           ==========   -------      ----     ===========    -------      ----
Interest-Bearing Liabilities:
  Deposits:
    NOW account                            $  191,950  $  1,175      2.45%    $   178,167    $   859      1.93%
    Demand deposits                           144,856         0      0.00          91,270          0      0.00
    Savings deposits                          207,207     1,271      2.45         208,410      1,290      2.48
    Money Market deposits                     119,509     1,036      3.47         128,999      1,092      3.39
    Certificates of deposit                 1,156,268    17,573      6.08         945,784     14,257      6.03
  FHLB advances                               940,923    13,766      5.85         746,134     10,222      5.48
  Securities sold under agreements
    to repurchase                             289,152     4,263      5.90         228,225      3,113      5.46
  Other borrowings                             38,296       835      8.72          41,148        865      8.41
                                           ----------   -------      ----     -----------    -------      ----
Total interest-bearing liabilities         $3,088,161    39,919      5.17%    $ 2,568,137     31,698      4.94%
                                           ==========   -------      ----     ===========    -------      ----
Net interest income; interest
    rate spread                                         $18,249      2.17%                   $17,019      2.45%
                                                        =======      ====                    =======      ====
Net interest margin (2)                                              2.30%                                2.58%
                                                                     ====                                 ====
Average interest-earning assets to
    average interest-bearing liabilities       102.64%                             102.64%
                                               ======                              ======

                                                                Nine months ended December 31,
                                                          1997                                  1996
                                           ---------------------------------    ---------------------------------
Interest-Earning Assets:
    Loans receivable (1)                   $1,916,327  $110,867      7.71%    $ 1,542,589   $ 91,531      7.91%
    Securities available for sale             772,475    39,999      6.90         721,022     35,971      6.65
    Securities held to maturity               242,590    11,858      6.52         221,096     10,911      6.58
    Other                                      70,371     2,758      5.23          59,209      2,082      4.69
                                           ----------  --------      ----      ----------   --------      ----
Total interest-earning assets              $3,001,763  $165,482      7.35%     $2,543,916   $140,495      7.36%
                                           ==========  --------      ----      ==========   --------      ----
Interest-Bearing Liabilities:
  Deposits:
    NOW account                            $  187,376  $  3,025      2.15%     $  178,039   $  2,713      2.03%
    Demand deposits                           134,850         0      0.00         110,476          0      0.00
    Savings deposits                          209,082     3,844      2.45         210,983      3,912      2.47
    Money Market deposits                     121,351     3,126      3.43         130,772      3,294      3.36
    Certificates of deposit                 1,114,105    50,694      6.04         957,779     43,354      6.04
  FHLB advances                               843,141    36,807      5.82         687,687     28,168      5.46
  Securities sold under agreements
    to repurchase                             272,906    12,054      5.89         168,193      6,765      5.36
  Other borrowings                             40,007     2,531      8.44          41,175      2,587      8.38
                                           ----------  --------      ----      ----------   --------      ----
Total interest-bearing liabilities         $2,922,818   112,081      5.11%     $2,485,104     90,793      4.87%
                                           ==========  --------      ----      ==========   --------      ----
Net interest income; interest
    rate spread                                         $53,401      2.24%                   $49,702      2.49%
                                                        =======      ====                    =======      ====
Net interest margin (2)                                              2.37%                                2.61%
                                                                     ====                                 ====
Average interest-earning assets to
    average interest-bearing liabilities       102.70%                             102.37%
                                               ======                              ======

(1) Average balances for loans receivable include average balances for non-accrual loans.
(2) Net interest margin is net interest income divided by average interest-earning assets.





                                                                    Page  of 11

         Provision for Loan Losses.   The Bank's provision for loan losses was
$2.7 million for the nine months ended December 31, 1997, compared to a provision of $2.4 million for the nine months ended December 31, 1996. Both provisions reflect the Bank's continuing evaluation of its loan portfolio, the growth of the portfolio, and the effect thereon from general economic conditions. Management's estimate of the adequacy of its general allowances for loan losses is based upon an analysis of the Bank's loan portfolio including such factors as prior loan loss experiences, economic conditions affecting the real estate market, regulatory considerations and other matters.

       The following table sets forth an analysis of the Bank's allowance for loan losses at the dates indicated.

                                                                             Nine Months Ended
                                                                                 December 31,
                                                                         1997                   1996
                                                                         ----                   ----
                                                                            (Dollars in thousands)

Balance at beginning of period                                         $16,823                $16,330
                                                                       -------                -------
Charge-offs:
   One-to four-family real estate                                         (179)                  (371)
   Other real estate                                                      (140)                (2,599)
   Consumer                                                             (1,858)                  (411)
   Commercial business                                                     (34)                   (23)
                                                                       -------                -------

       Total charge-offs                                                (2,211)                (3,404)
                                                                       -------                -------

Recoveries:
   One-to four-family real estate                                           23                     70
   Other real estate                                                        18                    264
   Consumer                                                                815                     87
   Commercial business                                                      14                     32
                                                                       -------                -------

           Total recoveries                                                870                    453
                                                                       -------                -------

Net charge-offs                                                         (1,341)                (2,951)

Provisions                                                               2,700                  2,400
                                                                       -------                -------
Balance at end of period                                               $18,182                $15,779
                                                                       =======                =======

Ratio of net charge-offs during the period
   to average loans outstanding during the period                        (0.07%)                (0.19%)
                                                                       =======                =======

Ratio of allowance to non-performing loans
   at end of period                                                      184.6%                 204.3%
                                                                       =======                =======


         The ratio of the allowance to non-performing loans decreased to 184.6% at December 31, 1997, compared to 204.3% for the same period one year ago primarily because of the increase in non-performing loans from $7.7 million to $9.8 million. This increase has been directly attributable to the increased loan volume during this current fiscal year. In addition, net consumer charge-offs for the nine months ended December 31, 1997 were $1.0 million, compared to $324,000 for the same period one year ago. This increase is a result of the increased growth in the auto lease portfolio which totaled $76.0 million at December 31, 1997 compared to $34.1 million at December 31, 1996. Management believes that the relationship of the allowance to total loans and to non-performing loans is adequate based on all information currently available. See "Asset Quality."

         Non-Interest Income:   Non-interest income for the three months ended
December 31, 1997, totaled $8.9 million as compared to $7.5 million for the same period a year ago, an increase of $1.4 million, or 19.2%. Non-interest income for the nine months ended December 31, 1997, totaled $25.7 million as compared to $21.5 million for the same period a year ago, an increase of $4.2 million, or 19.6%.

         Consumer banking fees and charges increased 25.3% to $4.4 million for the three months ended December 31, 1997, up from $3.5 million for the same period last year. This increase continued to reflect the benefits of increases in the number of checking accounts and fees associated with these accounts as well as increased fees associated with consumer and commercial loan activities. Consumer banking fees and charges increased 30.3% to $12.5 million for the nine months ended December 31, 1997, up from $9.6 million for the same period last year.

         Trust and investment services fee income for the third quarter of fiscal 1998 increased to $854,000 compared to $805,000 for the third quarter of fiscal 1997, an increase of 6.1%. Administered trust assets increased to $448.8 million at December 31, 1997, compared with $429.7 million at December 31, 1996. Trust and investment service fee income for the nine months ended December 31, 1997, declined 3.3% to $2.5 million from $2.6 million for the same
period a year ago.   The decline in fee income primarily resulted from fewer
sales of mutual funds and insurance products sold through the Bank's retail branches by CitFed Investment Group.

         Mortgage banking fee income increased by 13.2% in the third quarter to $3.1 million, compared to $2.7 million for the same period a year ago. This increase was due to increases in the Mortgage Company's mortgage loan servicing portfolio which was $6.3 billion at December 31, 1997, with $4.7 billion of mortgage loans being serviced for other investors, compared to $4.5 billion at December 31, 1996, with $3.0 billion of mortgage loans being serviced for other investors. The growth in the mortgage servicing portfolio was a result of an $840.0 million bulk purchase of mortgage servicing rights in June 1997 combined with increased loan activity during the previous 12 months. Mortgage loan closings totaled $448.9 million for the quarter ended December 31, 1997, compared to $149.6 million for the quarter ended December 30, 1996, an increase of 200%.

         Non-Interest Expenses:   Non-interest expenses for the three months
ended December 31, 1997, were $15.7 million, as compared to $15.0 million for the three months ended December 31, 1996, an increase of 4.61%. Non-interest expenses for the nine months ended December 31, 1997 were $45.7 million compared to $45.2 million without the one-time SAIF recapitalization charge of $10.3 million for the nine months ended December 31, 1996. These increases were primarily a result of the Bank opening two new retail branches and the Mortgage Company opening one new lending branch during this fiscal year.


         Income Tax Provision.    The Bank's income tax provision for the nine
months ended December 31, 1997, was 31.1%, compared to 32.9% for the nine months ended December 31, 1996.

ASSET QUALITY

         Non-Performing Assets.   The table below sets forth the amounts and
categories of non-performing assets in the Bank's loan portfolio as of the dates indicated below.

                                                                 December 31,               March 31,
                                                                     1997                     1997
                                                                 -----------               ----------
                                                                         (Dollars in thousands)
Non-Performing Assets
       Non-accruing loans:
              One- to four-family                                      $ 7,699                 $ 6,140
              Multi-family and commercial real estate                    1,772                     550
              Consumer                                                     238                     207
              Commercial business                                          139                       0
                                                                       -------                 -------

                  Total                                                  9,848                   6,897
                                                                       -------                 -------

       Foreclosed assets:
              One- to four-family                                        3,098                   3,452
              Multi-family and commercial real estate                      414                   2,786
                                                                       -------                 -------

                  Total                                                  3,512                   6,238
                                                                       -------                 -------

       Total non-performing assets                                     $13,360                 $13,135
                                                                       =======                 =======

       Non-performing loans to total loans                                0.58%                   0.42%
                                                                       =======                 =======

       Non-performing assets to total assets                              0.39%                   0.45%
                                                                       =======                 =======


       The $225,000 increase in non-performing assets from March 31, 1997 to December 31, 1997, was the result of several factors. Non-accruing one-to four-family mortgage loans increased $1.6 million during the period. Eighty-nine loans totaling $6.3 million were placed on non-accrual status, 12 loans totaling $1.5 million were transferred to foreclosed assets, 30 loans totaling $1.6 million were returned to accruing status and 20 loans totaling $1.6 million were paid off.

       Non-accruing multi-family and commercial real estate loans increased
$1.2 million for the period.   Nine loans for $2.3 million were added to
non-accrual status, two loans totaling $205,000 were paid in full and six loans for $868,000 were returned to accruing status.

       Foreclosed assets decreased $2.7 million for the period. Fourteen residential properties totaling $1.7 million (net of $34,000 in loss reserves) were added, and eighteen properties totaling $2.2 million were sold. Residential construction costs of $656,000 were incurred during the nine months. Seven commercial properties totaling $3.0 million were sold. The reserve for foreclosed assets decreased by $173,000 from a provision of $192,000, offset by net charge-offs of $365,000.

LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY--The Corporation conducts its business through its subsidiary, Citizens Federal and Citizens Federal's subsidiaries. The main source of funds for the Corporation are dividends from the Bank. The Bank meets the OTS regulatory capital requirements that would allow the Bank to declare and pay capital distributions to the Corporation. The Corporation is not subject to any OTS regulatory restrictions on the payment of dividends to its stockholders. The Board of Directors of the Corporation declared on January 23, 1998, a cash dividend on its common stock of nine cents ($0.09) per share. The cash dividend will be paid on February 27, 1998 to stockholders of record on February 13, 1998.

         The Bank's principal sources of funds include deposits, advances from the FHLB, reverse repurchase agreements, repayments on loans and mortgage-backed securities, maturities of investment securities, proceeds from the sale of loans, mortgage-backed and investment securities available for sale, funds provided by operations and capital invested by the Corporation. Investment maturities and scheduled amortization of loans and mortgage-backed securities are generally a predictable source of funds. Deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions, competition and the restructuring of the thrift industry. Management also considers the Corporation's interest sensitivity "gap" when considering alternative sources of funds. The one year interest rate sensitivity "gap" is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within one year. The Corporation mitigates its exposure to interest rate risk by striving to maintain a neutral "gap" between the maturities of its interest-earning assets and interest-bearing liabilities. Although this strategy can result in narrower net interest margins, it also results in a more stabilized net interest margin in periods of either rising or falling interest rates. At December 31, 1997, the Corporation's one-year gap was a positive 1.85%.

         The cumulative interest rate sensitivity gap reflects the Corporation's sensitivity to interest rate changes over time. It is a static indicator, and does not attempt to predict the net interest income of a dynamic business in a rapidly changing environment. Significant adjustments are made when the interest rate outlook changes. Generally, the Corporation's positive one-year gap would mean that 1.85% of the Corporation's assets will reprice within one year without a corresponding repricing of the liabilities funding them.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may vary at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. While the Bank's liquidity ratio varies from time to time, it has generally maintained liquid assets substantially in excess of the minimum requirement. The Bank's liquid asset ratio was 13.09% at December 31, 1997.

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

         The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1997, the Bank had commitments to purchase from CitFed Mortgage loans totaling $36.5 million. CitFed Mortgage had commitments to fund loans of $64.8 million and to sell loans of $118.6 million.


CAPITAL--Savings institutions insured by the Federal Deposit Insurance Corporation are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. The following table demonstrates the Bank's compliance with each of these requirements as of December 31, 1997:


                                                            ----------------------
      (Dollars in thousands)                                Amount            %(1)
                                                            ------         -------
      Tangible Capital:
          Bank's                                            $195,571       5.70%
          Requirement                                         51,486       1.50
                                                            --------      -----
          Excess                                            $144,085       4.20%
                                                            ========      =====

      Core Capital
          Bank's                                            $195,571       5.70%
          Requirement                                        102,972       3.00
                                                            --------      -----
          Excess                                            $ 92,599       2.70%
                                                            ========      =====

      Risk-Based Capital:
          Bank's                                            $213,753      13.36%
          Requirement                                        127,959       8.00
                                                            --------      -----
          Excess                                            $ 85,794       5.36%
                                                            ========      =====


(1) Tangible and core capital levels are shown as a percentage of total adjusted assets, risk-based capital levels are a percentage of risk-weighted assets.

 A reconciliation of the Corporation's GAAP Capital is as follows:



(Dollars in thousands)                                                             Dec. 31, 1997
                                                                                   -------------

Bank's stockholder's equity                                                            $211,294
Less additional capital contributed to
    Bank by the Corporation                                                             (22,000)
Plus Corporation's stockholders'
    equity not available for regulatory capital                                          20,571
                                                                                     ----------
Stockholders' equity of the Corporation                                                $209,865
                                                                                     ==========


         Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991, to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5.0%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10.0%. The Bank's ratios at December 31, 1997 were 5.70%, 12.23% and 13.36%, respectively. As a result, the Bank meets the capital requirements of a well capitalized institution.


PENDING MERGER

         On January 14, 1998, CitFed Bancorp announced that it had entered into a merger agreement with Fifth Third Bancorp. The transaction will be a tax-free stock-for-stock exchange of .67 shares of Fifth Third common stock for each outstanding share of CitFed Bancorp. Pending regulatory and stockholder approval, the acquisition is expected to be completed in the second calendar quarter of 1998.

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


           b) Report on Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CITFED BANCORP, INC.
                                          (Registrant)



Date February 13, 1998                 By   /s/ Jerry L. Kirby
     --------------------                   ---------------------------
                                            Jerry L. Kirby
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)




Date February 13, 1998                 By   /s/ William M. Vichich
     --------------------                   ---------------------------
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